Form 10-Q
period 1996-03-31
EXECUTIVE RISK INC /DE/
filed 1996-05-15
CIK 914069

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 1996.

   / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.



                         Commission File Number 1-12800



                               EXECUTIVE RISK INC.
             (Exact name of registrant as specified in its charter)



             Delaware                                            06-1388171
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)


    82 Hopmeadow Street                                            06070
    Simsbury, Connecticut                                       (Zip Code)
    (Address of principal executive offices)



                                 (860) 408-2000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  x   No   .
                                                ---    ---

     As of May 8, 1996, there were 8,996,041 shares of Executive Risk Inc. Common Stock, $0.01 par value, outstanding.

     As of May 8, 1996, there were --0-- shares of Executive Risk Inc. Class B Common Stock, $0.01 par value, outstanding.

                               EXECUTIVE RISK INC.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                PAGE

Item 1.  Financial Statements

   Independent Accountants' Review Report...............................................        2

   Consolidated Balance Sheets -

   March 31, 1996 and December 31, 1995.................................................        3

   Consolidated Statements of Income -

   Three Months Ended March 31, 1996 and 1995...........................................        4

   Consolidated Statements of Cash Flows -

   Three Months Ended March 31, 1996 and 1995...........................................        5

   Notes to Consolidated Financial Statements...........................................     6 -7

Item 2.  Management's Discussion and Analysis of Financial Condition and

   Results of Operations................................................................     7-10



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................................       11

Signatures..............................................................................       12


Exhibit 15 - Independent Accountants' Acknowledgement Letter............................       13

ITEM 1.  FINANCIAL STATEMENTS


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Stockholders and Board of Directors
Executive Risk Inc.

We have reviewed the accompanying consolidated balance sheet of Executive Risk Inc. and its subsidiaries as of March 31, 1996, and the related consolidated statements of income and cash flows for the three-month period ended March 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Executive Risk Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated February 2, 1996, we expressed an unqualified opinion on those consolidated financial statements.

  ..

  ..                                              /s/  ERNST & YOUNG LLP
                                                  ----------------------------

Stamford, Connecticut
May 9, 1996

                               EXECUTIVE RISK INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                              (Unaudited)
                                                                                                December
                                                                                March 31,          31,
(In thousands, except share and per share data)                                   1996            1995
                                                                               ---------        --------
ASSETS
   Fixed maturities available for sale, at fair value
      (amortized cost:  1996 - $457,823 and 1995 - $480,135)                   $472,783         $503,485
   Equity securities available for sale, at fair value
      (cost:  1996 - $21,938 and 1995 - $20,474)                                 28,788           26,123
   Cash and short-term investments, at cost which approximates market .          30,097           20,244
                                                                               --------         --------
        TOTAL CASH AND INVESTED ASSETS                                          531,668          549,852

   Premiums receivable                                                           11,557           10,652
   Reinsurance recoverables                                                      42,919           33,781
   Accrued investment income                                                      8,120            9,409
   Investment in UPEX                                                             1,052              990
   Deferred acquisition costs                                                    20,172           16,244
   Prepaid reinsurance premiums                                                  33,665           32,303
   Deferred income taxes                                                         20,957           18,337
   Other assets                                                                  17,359           16,269
                                                                               --------         --------

        TOTAL ASSETS                                                           $687,469         $687,837
                                                                               ========         ========

LIABILITIES
   Loss and loss adjustment expenses                                           $351,671         $324,416
   Unearned premiums                                                            123,266          116,971
   Note payable to bank                                                          70,000           25,000
   Accrued expenses and other liabilities                                        37,515           43,725
                                                                               --------         --------
        TOTAL LIABILITIES                                                       582,452          510,112

STOCKHOLDERS' EQUITY
   Common Stock, $.01 par value; authorized - 52,500,000 shares;
     issued - 1996 - 10,409,291 shares and 1995 - 11,626,766 shares
     outstanding - 1996 - 8,994,041 shares and 1995 - 11,497,816 shares             104              116
   Additional paid-in capital                                                    87,064           87,228
   Unrealized gains on investments, net of tax                                   14,388           19,156
   Currency translation adjustments                                                 (55)              29
   Retained earnings                                                             45,063           74,315
   Cost of shares in treasury, at cost:  1996 - 1,415,250 shares and
      1995 - 128,950 shares                                                     (41,547)          (3,119)
                                                                               --------         --------
        TOTAL STOCKHOLDERS' EQUITY                                              105,017          177,725
                                                                               --------         --------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $687,469         $687,837
                                                                               =========        ========




         The accompanying notes are an integral part of the consolidated financial statements.

                               EXECUTIVE RISK INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                   Three Months Ended March 31,
(In thousands, except per share data)                                 1996              1995
                                                                    --------         --------
REVENUES
   Gross premiums written                                           $ 57,682         $ 35,633
   Premiums ceded                                                    (18,831)         (10,163)
                                                                    --------         --------
      Net premiums written                                            38,851           25,470

   Change in unearned premiums                                        (4,938)            (183)
                                                                    --------         --------
       NET PREMIUMS EARNED                                            33,913           25,287

   Net investment income                                               7,375            6,284
   Net realized capital gains (losses)                                   954             (449)
   Other income                                                           92              102
                                                                    --------         --------
        TOTAL REVENUES                                                42,334           31,224

EXPENSES
   Loss and loss adjustment expenses                                  22,894           17,058
   Policy acquisition costs                                            6,744            4,880
   General and administrative expenses                                 3,168            2,354
   Long-term incentive compensation                                      187              420
   Interest expense                                                      578              471
                                                                    --------         --------
       TOTAL EXPENSES                                                 33,571           25,183
                                                                    --------         --------
       INCOME BEFORE INCOME TAXES                                      8,763            6,041

Income tax expense (benefit)
   Current                                                             1,735            1,069
   Deferred                                                             (197)            (326)
                                                                    --------         --------
                                                                       1,538              743
                                                                    --------         --------

        NET INCOME                                                  $  7,225         $  5,298
                                                                    ========         ========

Earnings per common and common equivalent share                     $   0.60         $   0.45

Weighted average shares outstanding                                   12,028           11,747

Earnings per common and common equivalent share -
    assuming full dilution                                          $   0.60         $   0.45

Weighted average shares outstanding - assuming full dilution          12,061           11,819

Dividends declared per common share                                 $   0.02         $   0.02



         The accompanying notes are an integral part of the consolidated financial statements.

                               EXECUTIVE RISK INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Three Months Ended March 31,
(In thousands)                                                                              1996             1995
                                                                                          --------         --------
OPERATING ACTIVITIES

        Net income                                                                        $  7,225         $  5,298
        Adjustments to reconcile net income to net cash provided by operating activities:
              Amortization and depreciation                                                    389              200
              Share of income of UPEX                                                          (92)            (102)
              Deferred income taxes                                                           (197)            (326)
              Amortization of bond premium                                                     444              415
              Net realized (gains) losses on investments                                      (954)             449
              Other                                                                           (819)            (341)
              Change in:
                Premiums receivable                                                           (905)          (6,128)
                Accrued investment income                                                    1,289              468
                Deferred acquisition costs                                                  (3,928)            (195)
                Loss and loss adjustment expenses, net of reinsurance recoverables          18,117            6,718
                Unearned premiums, net of prepaid reinsurance premiums                       4,938              183
                Accrued expenses and other liabilities                                        (715)          (2,321)
                                                                                          --------         --------

                NET CASH PROVIDED BY OPERATING ACTIVITIES                                   24,792            4,318

INVESTING ACTIVITIES

        Proceeds from sales of fixed maturities available for sale                          24,414           21,007
        Proceeds from maturities of investment securities                                    7,758            3,304
        Purchase of investment securities                                                  (16,165)         (34,148)
        Net capital expenditures                                                              (796)            (275)
                                                                                          --------         --------

              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           15,211          (10,112)

FINANCING ACTIVITIES

        Proceeds from exercise of options                                                      105
        Repayment of note payable to bank                                                  (25,000)
        Note payable to bank                                                                70,000
        Cost of repurchase of Common Stock                                                 (75,025)
        Dividends paid on Common Stock                                                        (230)            (205)
                                                                                          --------         --------

              NET CASH USED IN FINANCING ACTIVITIES                                        (30,150)            (205)
                                                                                          --------         --------

              NET INCREASE (DECREASE)  IN CASH AND SHORT-TERM INVESTMENTS                    9,853           (5,999)
                                                                                          --------         --------

Cash and short-term investments at beginning of period                                      20,244           24,567

                                                                                          --------         --------

              CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                            $ 30,097         $ 18,568
                                                                                          ========         ========

        The accompanying notes are an integral part of the consolidated financial statements.

                               EXECUTIVE RISK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying unaudited interim consolidated financial statements of Executive Risk Inc. (the "Company" or "ERI") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

STOCK PURCHASE & SECONDARY OFFERING: On March 22, 1996, ERI entered into a Stock Purchase Agreement ("the Agreement") with Aetna Life and Casualty Company ("AL&C") and AL&C's wholly-owned subsidiary, The Aetna Casualty and Surety Company ("Aetna"). Prior to the closing of the Agreement, Aetna owned 4,511,300 shares of the Company's capital stock, consisting of (i) 3,286,300 shares of Common Stock and (ii) all 1,225,000 shares of the Class B Common Stock. Together with an option to purchase 100,000 shares of ERI Common Stock at an exercise price of $12 per share, AC&S controlled approximately 40% of the Common and Class B Common Stock. Pursuant to the Agreement, on March 26, 1996, the Company purchased 1,286,300 shares of ERI Common Stock and 1,225,000 shares of ERI Class B Common Stock from Aetna at a per share price of $29.875, or approximately $75 million in the aggregate. The price is subject to upward adjustment under certain circumstances. Upon the closing of the Agreement, 2,000,000 shares of Common Stock, representing approximately 22% of the Company's issued and outstanding Common Stock, remained under Aetna ownership. In connection with the acquisition of Aetna by The Travelers Insurance Group Inc., Aetna transferred ownership of the remaining Common Stock to AL&C.

In connection with the Agreement, the Company secured a $70 million senior credit facility (the "Senior Credit Facility") arranged through The Chase Manhattan Bank (National Association) ("Chase"). See "Credit Agreement."

The Agreement also contained provisions requiring that, except under certain market and other conditions, the Company was obligated to file a registration statement with respect to the remaining 2,000,000 shares under AL&C ownership and AL&C is obligated to sell all of these shares in an underwritten secondary offering. Such registration statement was filed with the Securities and Exchange Commission on April 24, 1996.

On May 10, 1996, the Board of Directors approved a resolution to retire the 1,225,000 shares of Class B Common Stock in treasury acquired in the Aetna stock repurchase as described above. Such retirement has been retroactively reflected in the March 31, 1996 balance sheet.

CREDIT AGREEMENT: Until March 26, 1996 (the "Closing Date"), the Company had a credit agreement with Chase, Morgan Guaranty Trust Company of New York and The Fleet National Bank of Connecticut to borrow up to $50 million, of which $25 million was outstanding through the Closing Date. On the Closing Date, the Company borrowed $70 million under the terms of the Senior Credit Facility with Chase. The proceeds of the loan were utilized as follows: $38 million to partially finance the repurchase of common stock from Aetna, $25 million to refinance the Company's previously existing debt, and $7 million for general corporate purposes. In addition, the Company has secured through Chase a $25 million revolving credit facility. The Company has no current plans to draw funds under the revolving credit facility. Interest accrues on principal balances outstanding under the term loan and revolving credit facility at a rate per annum equal to (a) the higher of (i) the federal funds rate plus a stipulated percentage and (ii) Chase's prime rate or,
(b) for London Interbank Offered Rate ("LIBOR") based loans, LIBOR plus a stipulated percentage over LIBOR based on the Company's debt-to-capital ratio and its then effective Standard & Poor's claims-paying ability rating. With respect to $25 million of indebtedness, the Company currently has in place an interest rate swap agreement that effectively converts a floating interest rate to a semi-fixed interest rate. This agreement involves the receipt of floating rate interest payments in exchange for semi-fixed interest rate payments over the life of the agreement without an exchange of the $25 million principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. The fair value of the swap agreement is not recognized in the financial statements. The swap became effective May 15, 1995 and terminates May 15, 1997. The current borrowing rate for the Company is 6.68%. In addition, the Company has agreed, under the Term Loan Agreement, that within 120 days from the Closing Date, it will enter into an interest rate protection agreement providing interest rate protection for an aggregate notional amount equal to at least 50% of the principal outstanding under the term loan. In connection with the Senior Credit Facility, the Company has pledged the stock of its direct subsidiary, Executive Re, and Executive Re has pledged the stock of its direct subsidiary, ERII. The terms of the credit agreements require, among other things, that the Company maintain certain defined minimum consolidated net worth and combined statutory surplus levels, and certain debt leverage, premiums-to-surplus and fixed charge ratios, and place restrictions on the payment of dividends, the incurrence of additional debt, the sale of assets, the making of acquisitions and the incurrence of liens.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management's discussion and analysis of financial condition and results of operations compares certain financial results for the three months ended March 31, 1996 with the corresponding period for 1995. The results of Executive Risk Inc. (the "Company" or "ERI") include the consolidated results of Executive Risk Management Associates ("ERMA"), Executive Re Inc. ("Executive Re"), and Executive Re's insurance subsidiaries, Executive Risk Indemnity Inc. ("ERII"), Executive Risk Specialty Insurance Company ("ERSIC"), and Executive Risk, N.V., a newly formed Dutch insurance company incorporated in the Netherlands. In addition, the Company's results include its 50% interest in UAP Executive Partners ("UPEX"), a French underwriting agency which is a joint venture between the Company and Union des Assurances de Paris -- Incendie-Accidents. This interest is reported using the equity method of accounting.

On March 22, 1996, ERI entered into a Stock Purchase Agreement ("the Agreement") with Aetna Life and Casualty Company ("AL&C") and AL&C's wholly-owned subsidiary, The Aetna Casualty and Surety Company ("Aetna"). Prior to the closing of the Agreement, Aetna owned 4,511,300 shares of the Company's capital stock, consisting of (i) 3,286,300 shares of Common Stock and (ii) all 1,225,000 shares of the Class B Common Stock. Together with an option to purchase 100,000 shares of ERI Common Stock at an exercise price of $12 per share, AC&S controlled approximately 40% of the Common and Class B Common Stock. Pursuant to the Agreement, on March 26, 1996, the Company purchased 1,286,300 shares of ERI Common Stock and 1,225,000 shares of ERI Class B Common Stock from Aetna at a per share price of $29.875, or approximately $75 million in the aggregate. The price is subject to upward adjustment under certain circumstances. Upon the closing of the Agreement, 2,000,000 shares of Common Stock, representing approximately 22% of the Company's issued and outstanding Common Stock, remained under Aetna ownership. In connection with the acquisition of Aetna by The Travelers Insurance Group Inc., Aetna transferred ownership of the remaining Common Stock to AL&C.

In connection with the Agreement, the Company secured a $70 million senior credit facility (the "Senior Credit Facility") arranged through The Chase Manhattan Bank (National Association) ("Chase"). See "Liquidity and Capital Resources."

The Agreement also contained provisions requiring that, except under certain market and other conditions, the Company was obligated to file a registration statement with respect to the remaining 2,000,000 shares under AL&C ownership and AL&C is obligated to sell all of these shares in an underwritten secondary offering. Such registration statement was filed with the Securities and Exchange Commission on April 24, 1996.

Results of Operations

Gross premiums written increased by $22.1 million, or 62%, to $57.7 million in the first quarter of 1996 from $35.6 million in the first quarter of 1995. The increase was due in part to growth in domestic and international directors and officers liability insurance ("D&O") and miscellaneous professional liability errors and omissions insurance ("E&O"). Also contributing to the rise in gross premiums written was the Company's ability to issue ERII and ERSIC D&O policies, rather than Aetna policies, to both new and renewing insureds. Converting insureds to ERII or ERSIC policies from Aetna policies results in the Company receiving 100% of the gross premiums written (and ceding 12.5% to Aetna) as compared to receiving 50% when reinsuring Aetna's risks. In the first quarter of 1996, $40.7 million of gross D&O premiums written were issued on ERII and ERSIC policies as compared to $6.4 million in the first quarter of 1995. As approximately one-third of the increase in gross premiums written was attributable to conversions from AC&S policies to ERII and ERSIC policies, it is unlikely that the rate of growth achieved in the first quarter of 1996 can be sustained in future periods.

Ceded premiums increased $8.6 million, or 85%, to $18.8 million in the first quarter of 1996 from $10.2 million in the first quarter of 1995. The rise in ceded premiums was due principally to an increase in direct premium volume, a portion of which is ceded to reinsurers under the Company's various D&O and E&O treaties.

As a result of the foregoing, net premiums written increased $13.4 million, or 53%, to $38.9 million for the quarter ended March 31, 1996 from $25.5 million for the quarter ended March 31, 1995. Over the same periods, net premiums earned increased to $33.9 million from $25.3 million.

Net investment income increased by $1.1 million, or 17%, to $7.4 million for the quarter ended March 31, 1996 from $6.3 million for the quarter ended March 31, 1995. This increase resulted principally from growth in invested assets from $445.9 million at March 31, 1995 to $509.9 million at March 31, 1996. The nominal portfolio yield of the fixed maturity portfolio at March 31, 1996 was 6.04%, compared to 6.24% at March 31, 1995. The tax equivalent yields on the fixed maturity portfolio were 8.22% and 8.53% for these periods, respectively.

The Company's net realized capital gains were $1.0 million in the first quarter of 1996, as compared to net realized capital losses of $0.4 million in the first quarter of 1995. In the first quarter of 1996, capital gains were realized from the sale of the fixed maturity portfolios of ERI and Executive Re to provide available cash for the repurchase of common stock from Aetna.

Loss and loss adjustment expenses ("LAE") increased by $5.8 million, or 34%, from $17.1 million in the first quarter of 1995 to $22.9 million in the comparable period of 1996 due to higher premiums earned. The Company's loss ratio was 67.5% in both the first quarter of 1996 and the first quarter of 1995. In connection with the Company's normal reserving review, which includes a reevaluation of the adequacy of reserve levels for prior years' claims, the Company reduced its unpaid loss and LAE reserves for prior report years by $1.5 million, or $0.08 per share on a fully diluted basis, in the first quarter of 1996. In the first quarter of 1995, the Company reduced its unpaid loss and LAE reserves for prior report years by $1.1 million, or $0.06 per share on a fully diluted basis. There can be no assurance that reserve adequacy reevaluations will produce similar reserve reductions and net income increases in future quarters.

Policy acquisition costs increased by $1.8 million, or 38%, to $6.7 million for the quarter ended March 31, 1996 from $4.9 million for the quarter ended March 31, 1995. The Company's ratio of policy acquisition costs to net premiums earned increased from 19.3% in the first quarter of 1995 to 19.9% in the first quarter of 1996. The increase in the acquisition cost ratio was attributable to both higher commission amounts paid to brokers and increased compensation and related expenses incurred in hiring additional underwriting staff to support the growth in the Company's business, partially offset by the savings achieved by paying less in override commissions to AC&S as a result of converting insureds from AC&S policies to ERII and ERSIC policies.

General and administrative ("G&A") expenses increased $0.8 million, or 35%, to $3.2 million in the first quarter of 1996 from $2.4 million in the first quarter of 1995 due largely to increased compensation and related costs associated with the growth of the business. The ratio of G&A costs to net premiums earned remained stable at 9.3%, unchanged from the year earlier period.

The GAAP combined ratio increased to 96.7% in the first quarter of 1996 from 96.1% in the first quarter of 1995. The increase of 0.6 percentage points was attributable to the increase in the policy acquisition cost ratio as discussed above. A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income, capital gains and interest expense. A company with a combined ratio exceeding 100% can still be profitable in that period due to such factors as investment income and capital gains realized.

Interest expense of $0.6 million for the first quarter of 1996 and $0.5 million for the first quarter of 1995 was attributable principally to the outstanding balances under the Company's bank credit agreement. The outstanding balances were $25 million for the quarter ended March 31, 1995, $25 million from January 1, 1996 through March 26, 1996 and $70 million from March 26 through March 31, 1996. Interest expense will increase in future quarters as a result of the increase in the credit facility obtained in connection with the aforementioned repurchase of common stock from Aetna. See "Liquidity and Capital Resources."

Income tax expense increased $0.8 million, or 107%, from $0.7 million in the first quarter of 1995 to $1.5 million in the first quarter of 1996. The Company's effective tax rate increased from 12.3% to 17.5% for the same periods. The increase in the effective tax rate was due to an increase in the Company's state tax liability and growth in pre-tax income outpacing the increase in tax-exempt investment income.

As a result of the factors described above, the Company's net income for the first quarter of 1996 increased $1.9 million, or 36%, to $7.2 million, or $0.60 per share on a fully diluted basis, from $5.3 million, or $0.45 per share on a fully diluted basis, in the first quarter of 1995.

Liquidity and Capital Resources

ERI is a holding company, the principal asset of which is equity in its subsidiaries. ERI's cash flows depend primarily on dividends and other payments from its subsidiaries. ERI's sources of funds consist primarily of premiums received by the insurance subsidiaries, revenues received by ERMA under insurance agency arrangements, investment income and proceeds from sales and redemptions of investments. Funds are used primarily to pay claims and operating expenses, to purchase investments, and to pay interest and principal under the Company's bank indebtedness.

Cash flows from operating activities were $24.8 million for the quarter ended March 31, 1996 and $4.3 million for the quarter ended March 31, 1995. The increase in operating cash flows resulted from the increase in net premiums received resulting from higher net premiums written. In addition, the Company settled fewer losses in the first quarter of 1996 than anticipated. These losses could be settled in future quarters, depressing net cash flows in future periods.

The Company believes that it has sufficient liquidity to meet its anticipated insurance obligations as well as its operating and capital expenditure needs. Consistent with the Company's emphasis on total return, the Company's investment strategy emphasizes quality, liquidity and diversification. With respect to liquidity, the Company considers liability durations, specifically loss reserves, when determining investment maturities. In addition, maturities have been staggered to produce a pre-planned pattern of cash flows for purposes of loss payments and reinvestment opportunities. Average investment duration of the fixed maturity portfolio at March 31, 1996 and December 31, 1995 was 4.5 and 4.6 years, respectively, as compared to an expected loss reserve duration of 4.5 to 5.5 years. The Company's short-term investment pool was $30.1 million (5.7% of the total investment portfolio) at March 31, 1996 and $20.2 million (3.7%) at December 31, 1995. The short-term investment pool was increased to generate a funding source for the initiation of an allocation to mortgage and asset backed securities, which began early in the second quarter of 1996.

The Company's entire investment portfolio is classified as available for sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and is reported at fair value, with the resulting unrealized gains or losses included as a separate component of stockholders' equity until realized. Due to a rise in interest rates, the market value of the portfolio at March 31, 1996 was 103% of amortized cost versus 105% of amortized cost at December 31, 1995. At March 31, 1996 and December 31, 1995, stockholders' equity was increased by $9.9 million and $15.4 million, respectively, to record the Company's fixed maturity investment portfolio at fair value. At March 31, 1996 and December 31, 1995, the Company owned no derivative instruments, except for certain mortgage and other asset backed securities and an interest rate swap agreement which was used to effectively convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future income.

Until March 26, 1996 (the "Closing Date"), the Company had a credit agreement with Chase, Morgan Guaranty Trust Company of New York and The Fleet National Bank of Connecticut to borrow up to $50 million, of which $25 million was outstanding through the Closing Date. On the Closing Date, the Company borrowed $70 million under the terms of the Senior Credit Facility with Chase. The proceeds of the loan were utilized as follows: $38 million to partially finance the repurchase of common stock from Aetna, $25 million to refinance the Company's previously existing debt, and $7 million for general corporate purposes. In addition, the Company has secured through Chase a $25 million revolving credit facility. The Company has no current plans to draw funds under the revolving credit facility. Interest accrues on principal balances outstanding under the term loan and revolving credit facility at a rate per annum equal to (a) the higher of (i) the federal funds rate plus a stipulated percentage and (ii) Chase's prime rate or, (b) for London Interbank Offered Rate ("LIBOR") based loans, LIBOR plus a stipulated percentage over LIBOR based on the Company's debt-to-capital ratio and its then effective Standard & Poor's claims-paying ability rating. With respect to $25 million of indebtedness, the Company currently has in place an interest rate swap agreement that effectively converts a floating interest rate to a semi-fixed interest rate. In addition, the Company has agreed, under the Term Loan Agreement, that within 120 days from the Closing Date, it will enter into an interest rate protection agreement providing interest rate protection for an aggregate notional amount equal to at least 50% of the principal outstanding under the term loan. In connection with the Senior Credit Facility, the Company has pledged the stock of its direct subsidiary, Executive Re, and Executive Re has pledged the stock of its direct subsidiary, ERII. The terms of the credit agreements require, among other things, that the Company maintain certain defined minimum consolidated net worth and combined statutory surplus levels, and certain debt leverage, premiums-to-surplus and fixed charge ratios, and place restrictions on the payment of dividends, the incurrence of additional debt, the sale of assets, the making of acquisitions and the incurrence of liens.

On February 9, 1996, the Company declared its first quarter dividend on the Company's Common Stock of $.02 per share, which was paid on March 31, 1996 to stockholders of record as of March 15, 1996. Such dividends totaled $0.2 million.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A) EXHIBIT INDEX


   Exhibit No.        Description                                         Page
   -----------        -----------                                         ----
      15              Independent Accountant's Acknowledgement Letter      13
      27              Financial Data Schedule                              14


b) REPORTS ON FORM 8-K

     On March 25, 1996, the Company filed a Current Report on Form 8-K, which discussed the purchase by the Company of 2,511,300 shares of its capital stock from The Aetna Casualty and Surety Company (the "Repurchase Transaction"), including 1,286,300 shares of Common Stock and all 1,225,000 outstanding shares of Class B Common Stock. Also discussed was the creation of a $70 million senior credit facility for the Company, a part of the proceeds of which was used to finance the Repurchase Transaction.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  SIGNATURE                     TITLE                                               DATE
  ---------                     -----                                               ----
/S/Robert H. Kullas         Vice Chairman, Chief Operating Officer               May 14, 1996
- -------------------         and Director
   Robert H. Kullas




/S/ Robert V. Deutsch       Executive Vice President, Chief Financial Officer,   May 14, 1996
- -----------------------     Chief Actuary, Treasurer and Assistant Secretary
Robert V. Deutsch           (Principal Financial and Accounting Officer)
