Form 10-Q
period 1996-06-30
EXECUTIVE RISK INC /DE/
filed 1996-08-12
CIK 914069

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 1996.

/   /   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934.


                         Commission File Number 1-12800

                               EXECUTIVE RISK INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                        06-1388171
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

82 Hopmeadow Street
Simsbury, Connecticut                                       06070
(Address of principal executive offices)                  (Zip Code)

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

         As of August 7, 1996, there were 9,309,366 shares of Executive Risk Inc. Common Stock, $0.01 par value, outstanding.

         As of August 7, 1996, there were --0-- shares of Executive Risk Inc. Class B Common Stock, $0.01 par value, outstanding.

                               EXECUTIVE RISK INC.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                    PAGE
- ------------------------------                                                                    ----
Item 1.  Financial Statements

     Independent Accountants' Review Report.................................................        2

     Consolidated Balance Sheets -
     June 30, 1996 and December 31, 1995....................................................        3

     Consolidated Statements of Income -
     Three Months and Six Months Ended June 30, 1996 and 1995...............................        4

     Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 1996 and 1995................................................        5

     Notes to Consolidated Financial Statements.............................................      6-8

Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations..................................................................     8-12


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders .................................       13

Item 6.  Exhibits and Reports on Form 8-K...................................................       13

Signatures..................................................................................       14


Exhibit 15 - Independent Accountants' Acknowledgement Letter ...............................       15

ITEM 1.  FINANCIAL STATEMENTS

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Stockholders and Board of Directors
Executive Risk Inc.

We have reviewed the accompanying consolidated balance sheet of Executive Risk Inc. and its subsidiaries as of June 30, 1996, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1995 and the consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

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

                                                  /s/ ERNST & YOUNG LLP

Stamford, Connecticut
July 7,1996

                               EXECUTIVE RISK INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                      (Unaudited)
                                                                                        June 30,       December 31,
(In thousands, except share data)                                                         1996            1995
                                                                                      ----------       -----------
ASSETS
    Fixed maturities available for sale, at fair value
      (amortized cost:  1996 - $484,957 and 1995 - $480,135)                           $ 496,504        $ 503,485
   Equity securities available for sale, at fair value
      (cost:  1996 - $22,338 and 1995 - $20,474)                                          30,249           26,123
   Cash and short-term investments, at cost which approximates market                     54,303           20,244
                                                                                       ---------        ---------
        TOTAL CASH AND INVESTED ASSETS                                                 $ 581,056        $ 549,852

   Premiums receivable                                                                    21,698           10,652
   Reinsurance recoverables                                                               52,833           33,781
   Accrued investment income                                                               8,576            9,409
   Investment in UPEX                                                                        990              990
   Deferred acquisition costs                                                             19,424           16,244
   Prepaid reinsurance premiums                                                           45,721           32,303
   Deferred income taxes                                                                  24,494           18,337
   Other assets                                                                           18,583           16,269
                                                                                       ---------        ---------

        TOTAL ASSETS                                                                   $ 773,375        $ 687,837
                                                                                       =========        =========


LIABILITIES
   Loss and loss adjustment expenses                                                   $ 383,683        $ 324,416
   Unearned premiums                                                                     156,214          116,971
   Note payable to bank                                                                   70,000           25,000
   Accrued expenses and other liabilities                                                 44,950           43,725
                                                                                       ---------        ---------
        TOTAL LIABILITIES                                                                654,847          510,112

STOCKHOLDERS' EQUITY
   Common Stock, $.01 par value; authorized - 52,500,000 shares; issued - 1996 -
     10,423,241 shares and 1995 - 11,626,766 shares
     outstanding - 1996 - 9,307,991 shares and 1995 - 11,497,816 shares                      104              116
   Additional paid-in capital                                                             87,889           87,228
   Unrealized gains on investments, net of tax                                            12,837           19,156
   Currency translation adjustments                                                         (155)              29
   Retained earnings                                                                      50,437           74,315
   Cost of shares in treasury, at cost:  1996 - 1,115,250 shares and
      1995 - 128,950 shares                                                              (32,584)          (3,119)
                                                                                       ---------        ---------
        TOTAL STOCKHOLDERS' EQUITY                                                       118,528          177,725
                                                                                       ---------        ---------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 773,375        $ 687,837
                                                                                       =========        =========

The accompanying notes are an integral part of the consolidated financial statements.

                               EXECUTIVE RISK INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       Three Months Ended June 30,      Six Months Ended June 30,
(In thousands, except per share data)                      1996           1995            1996            1995
                                                       ----------      ----------      ----------       ---------
REVENUES
   Gross premiums written                               $ 90,357        $ 51,619        $ 148,039        $ 87,252
   Premiums ceded                                        (33,043)        (13,578)         (51,874)        (23,741)
                                                        --------        --------        ---------        --------
      Net premiums written                                57,314          38,041           96,165          63,511

   Change in unearned premiums                           (20,889)        (10,029)         (25,827)        (10,212)
                                                        --------        --------        ---------        --------
       NET PREMIUMS EARNED                                36,425          28,012           70,338          53,299

   Net investment income                                   7,450           6,406           14,825          12,690
   Net realized capital (losses) gains                    (1,308)          1,717             (354)          1,268
   Other income (losses)                                     195             (95)             287               7
                                                        --------        --------        ---------        --------
        TOTAL REVENUES                                    42,762          36,040           85,096          67,264

EXPENSES
   Loss and loss adjustment expenses                      24,607          18,881           47,501          35,939
   Policy acquisition costs                                6,225           5,192           12,969          10,072
   General and administrative expenses                     3,912           2,520            7,080           4,874
   Long-term incentive compensation                          173             187              593
   Interest expense                                        1,296             500            1,874             971
                                                        --------        --------        ---------        --------
       TOTAL EXPENSES                                     36,040          27,266           69,611          52,449
                                                        --------        --------        ---------        --------
       INCOME BEFORE INCOME TAXES                          6,722           8,774           15,485          14,815

Income tax expense (benefit)

   Current                                                 3,899           2,177            5,634           3,246
   Deferred                                               (2,737)           (472)          (2,934)           (798)
                                                        --------        --------        ---------        --------
                                                           1,162           1,705            2,700           2,448
                                                        --------        --------        ---------        --------

        NET INCOME                                      $  5,560        $  7,069        $  12,785        $ 12,367
                                                        ========        ========        =========        ========

Earnings per common and common equivalent share         $   0.57        $   0.59        $    1.17        $   1.04

Weighted average shares outstanding                        9,809          11,850           10,910          11,799

Earnings per common and common equivalent share -
     assuming full dilution                             $   0.56        $   0.59        $    1.17        $   1.04

Weighted average shares outstanding -
     assuming full dilution                                9,856          11,903           10,950          11,861

Dividends declared per common share                     $   0.02        $   0.02        $    0.04        $   0.04



NOTE: The sum of the 1996 quarters' earnings per share does not equal the year-to-date per share amount.

The accompanying notes are an integral part of the consolidated financial statements.

                               EXECUTIVE RISK INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Six Months Ended June 30,
(In thousands)                                                                        1996             1995
                                                                                  -----------      -----------
OPERATING ACTIVITIES

Net income                                                                         $  12,785        $  12,367
Adjustments to reconcile net income to net cash provided by
    operating activities:
      Amortization and depreciation                                                      826              413
      Share of income of UPEX                                                            (60)              (7)
      Deferred income taxes                                                           (2,934)            (798)
      Amortization of bond premium                                                       739              808
      Net realized losses (gains) on investments                                         354           (1,268)
      Other                                                                             (476)            (909)
      Change in:
          Premiums receivable                                                        (11,046)          (9,040)
          Accrued investment income                                                      833             (615)
          Deferred acquisition costs                                                  (3,180)          (1,940)
          Loss and loss adjustment expenses, net of reinsurance recoverables          40,215           12,938
          Unearned premiums, net of prepaid reinsurance premiums                      25,827           10,212
          Accrued expenses and other liabilities                                      (2,283)             293
                                                                                   ---------        ---------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                                   61,600           22,454

INVESTING ACTIVITIES

    Proceeds from sales of fixed maturities available for sale                       114,129           80,343
    Proceeds from maturities of investment securities                                 12,560            7,433
    Purchase of investment securities                                               (130,777)        (110,205)
    Net capital expenditures                                                          (1,804)          (2,281)
                                                                                   ---------        ---------

          NET CASH USED IN INVESTING ACTIVITIES                                       (5,892)         (24,710)

FINANCING ACTIVITIES

    Placement fees and other                                                            (136)
    Proceeds from exercise of options                                                    233                5
    Repayment of note payable to bank                                                (25,000)
    Note payable to bank                                                              70,000
    Loan arrangement fees                                                               (980)
    Cost of repurchase of Common Stock                                               (75,025)
    Proceeds from Over-allotment option exercise                                       9,675
    Dividends paid on Common Stock                                                      (416)            (460)
                                                                                   ---------        ---------

           NET CASH USED IN FINANCING ACTIVITIES                                     (21,649)            (455)
                                                                                   ---------        ---------

          NET INCREASE (DECREASE)  IN CASH AND SHORT-TERM INVESTMENTS                 34,059           (2,711)
                                                                                   ---------        ---------

Cash and short-term investments at beginning of period                                20,244           24,567

                                                                                   ---------        ---------

          CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                         $  54,303        $  21,856
                                                                                   =========        =========


         The accompanying notes are an integral part of the consolidated financial statements.

                               EXECUTIVE RISK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

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

The Agreement also contained provisions requiring that, except under certain market and other conditions, the Company was obligated to file a registration statement with respect to the remaining 2,000,000 shares under AL&C ownership and AL&C was obligated to sell all of these shares in an underwritten secondary offering. The secondary offering was completed on June 7, 1996. In conjunction with the secondary offering, the Company granted to the underwriters an option to purchase an additional 300,000 shares, at $34.00 per share less underwriting discounts and commissions of $1.75 per share, to cover over-allotments. Such over-allotment option was exercised in full, and the Company received $9.7 million in proceeds. The shares for the 300,000 over-allotment option were issued from shares held in treasury.

On May 10, 1996, the Board of Directors approved a resolution to retire the 1,225,000 shares of Class B Common Stock in treasury acquired in the Aetna stock repurchase as described above.

                               EXECUTIVE RISK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

On May 31, 1996, as required under the Term Loan Agreement, the Company entered into an interest rate protection agreement providing interest rate protection for an aggregate notional amount equal to 50% of the principal outstanding under the term loan. This interest rate protection agreement is structured in two parts with 3 month LIBOR as the reference rate: a $35 million interest rate swap from May 31, 1996 to November 30, 1997 and an interest rate cap on 50% of the principal then outstanding with a strike rate of 7.75% from November 30, 1997 to May 31, 2002. The interest rate swap involves the receipt of floating rate interest payments over the life of the agreement in exchange for fixed interest rate payments over the life of the agreement without an exchange of the $35 million principal amount. In exchange for a premium payment, the interest rate cap involves the Company receiving the maximum of zero or 3 month LIBOR less the strike rate on the then outstanding principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. Under the terms of the interest rate protection agreement, the all-in borrowing rate for the Company is 7.10%. The fair value of the interest rate protection agreement is not recognized in the financial statements.

In connection with the Senior Credit Facility, the Company has pledged the stock of its direct subsidiary, Executive Re ("Executive Re"), and Executive Re has pledged the stock of its direct subsidiary, Executive Risk Indemnity Inc. ("ERII"). The terms of the credit agreements require, among other things, that the Company maintain certain defined minimum consolidated net worth and combined statutory surplus levels, and certain debt leverage, premiums-to-surplus and fixed charge ratios, and place restrictions on the payment of dividends, the incurrence of additional debt, the sale of assets, the making of acquisitions and the incurrence of liens.

                               EXECUTIVE RISK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

NOTE 2 - PRO FORMA FINANCIAL DATA

The following table presents consolidated pro forma income statement data for the three months and six months ended June 30, 1995, as adjusted to give pro forma effect to the stock repurchase of 2,511,300 shares of the Company's capital stock as if it had occurred on March 26, 1995 and the exercise of the 300,000 share over-allotment option in the secondary offering, at $32.25 per share, as if it had occurred on June 7, 1995.

                                              Three Months Ended       Six Months Ended
(In thousands, except per share data)           June 30, 1995           June 30, 1995
                                             --------------------    -------------------
Total revenue                                      $35,641                 $66,841
Net income                                         $ 6,203                 $11,452
Earnings per common share -
     assuming full dilution                        $  0.64                 $  1.09



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations compares certain financial results for the three months and six months ended June 30, 1996 with the corresponding periods in 1995. The results of Executive Risk Inc. (the "Company" or "ERI") include the consolidated results of Executive Risk Management Associates ("ERMA"), Executive Re Inc. ("Executive Re"), and Executive Re's insurance subsidiaries, Executive Risk Indemnity Inc. ("ERII"), Executive Risk Specialty Insurance Company ("ERSIC"), and Executive Risk N.V., a Dutch insurance company incorporated in the Netherlands. In addition, the Company's results include its 50% interest in UAP Executive Partners ("UPEX"), a French underwriting agency which is a joint venture between the Company and Union des Assurances de Paris -- Incendie-Accidents. This interest is reported using the equity method of accounting.

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

The Agreement also contained provisions requiring that, except under certain market and other conditions, the Company was obligated to file a registration statement with respect to the remaining 2,000,000 shares under AL&C ownership and AL&C was obligated to sell all of these shares in an underwritten secondary offering. The secondary offering was completed on June 7, 1996. In conjunction with the secondary offering, the Company granted to the underwriters an option to purchase an additional 300,000 shares, at $34.00 per share less underwriting discounts and commissions of $1.75 per share, to cover over-allotments. Such over-allotment option was exercised in full, and the Company received $9.7 million in proceeds. The shares for the 300,000 over-allotment option were issued from shares held in treasury.

On May 10, 1996, the Board of Directors approved a resolution to retire the 1,225,000 shares of Class B Common Stock in treasury acquired in the Aetna stock repurchase as described above.

Results of Operations

The Company's net income for the second quarter of 1996 was $5.6 million, or $0.56 per share on a fully diluted basis, as compared to $7.1 million, or $0.59 per share, earned in the second quarter of 1995. For the six months ended June 30, 1996 and 1995, net income was $12.8 million and $12.4 million, respectively. Fully diluted earnings per share were $1.17 and $1.04 for the corresponding periods. The Company's operating earnings, calculated as net income before realized capital gains or losses, net of tax, were $6.4 million, or $0.65 per share on a fully diluted basis, for the quarter ended June 30, 1996 and $6.0 million, or $0.50 per share on a fully diluted basis, for the quarter ended June 30, 1995. For the six months ended June 30, 1996, operating earnings were $13.0 million, or $1.19 per share on a fully diluted basis, as compared to $11.5 million, or $0.97 per share, for the first half of 1995.

Gross premiums written increased by $38.8 million, or 75%, to $90.4 million in the second quarter of 1996 from $51.6 million in the second quarter of 1995. For the first half of 1996, gross premiums written were $148.0 million as compared to $87.3 million in the first half of 1995. The increase was due in part to growth in all of the Company's key lines of business, including domestic and international directors and officers liability insurance ("D&O"), and lawyers professional liability and miscellaneous professional liability errors and omissions insurance ("E&O"). Also contributing to the rise in gross premiums written was the Company's ability to issue ERII and ERSIC D&O policies, rather than Aetna policies, to both new and renewing insureds. Converting an insured to ERII or ERSIC from Aetna results in the Company receiving 100% of the gross premiums written (and ceding 12.5% to Aetna) as compared to receiving 50% when reinsuring Aetna's risks. In the first half of 1996, $104.7 million of gross D&O premiums written were issued on ERII and ERSIC policies as compared to $31.3 million in the first half of 1995.

Ceded premiums increased $19.4 million, or 143%, to $33.0 million in the second quarter of 1996 from $13.6 million in the second quarter of 1995. For the first six months of 1996, ceded premiums totaled $51.9 million, representing a 119% increase over 1995. The rise in ceded premiums was due principally to an increase in direct premium volume, a portion of which is ceded to reinsurers under the Company's various D&O and E&O treaties.

As a result of the foregoing, net premiums written increased $19.3 million, or 51%, to $57.3 million for the quarter ended June 30, 1996 from $38.0 million for the quarter ended June 30, 1995. For the six months ended June 30, 1996, net premiums written totaled $96.2 million as compared to $63.5 million for the six months ended June 30, 1995. Net premiums earned for the second quarter increased from $28.0 million in 1995 to $36.4 million in 1996. Year-to-date, premiums earned increased from $53.3 million in 1995 to $70.3 million in 1996.

Net investment income increased by $1.0 million, or 16%, to $7.4 million for the quarter ended June 30, 1996 from $6.4 million for the quarter ended June 30, 1995. For the first half of 1996 and 1995, net investment income was $14.8 million and $12.7 million, respectively. These increases resulted principally from growth in invested assets, measured on an amortized cost basis, from $461.6 million at June 30, 1995 to $561.6 million at June 30, 1996. The nominal portfolio yield of the fixed maturity portfolio at June 30, 1996 was 6.29%, compared to 6.31% at June 30, 1995. The tax equivalent yields on the fixed maturity portfolio were 8.36% and 8.62% for these periods, respectively.

The Company's net realized capital losses were $1.3 million in the second quarter of 1996, as compared to net realized capital gains of $1.7 million in the second quarter of 1995. For the six months ended June 30, 1996, net realized capital losses totaled $0.4 million as compared to net realized capital gains of $1.3 million for the six months ended June 30, 1995. In the second quarter of 1996, fixed maturities with relatively low yields were sold at a loss to take advantage of expiring capital loss carrybacks and replaced with higher yielding securities. Partially offsetting these realized capital losses were capital gains realized from the sale of the fixed maturity portfolios of ERI and Executive Re to provide available cash for the repurchase of common stock from Aetna on March 22, 1996.

Loss and loss adjustment expenses ("LAE") increased by $5.7 million, or 30%, from $18.9 million in the second quarter of 1995 to $24.6 million in the comparable period of 1996 due to higher premiums earned. For the first six months of 1996 and 1995, loss and LAE were $47.5 million and $35.9 million, respectively. The Company's loss ratio was 67.6% for the second quarter of 1996 and 67.5% for the first six months of 1996 as compared to 67.4% for both the second quarter and first six months of 1995. In connection with the Company's normal reserving review, which includes a reevaluation of the adequacy of reserve levels for prior years' claims, the Company reduced its unpaid loss and LAE reserves for prior report years by $3.1 million, or $0.18 per share on a fully diluted basis, in the first half of 1996. In the first half of 1995, the Company reduced its unpaid loss and LAE reserves for prior report years by $2.4 million, or $0.13 per share on a fully diluted basis. There can be no assurance that reserve adequacy reevaluations will produce similar reserve reductions and net income increases in future quarters.

Policy acquisition costs increased by $1.0 million, or 20%, to $6.2 million for the quarter ended June 30, 1996 from $5.2 million for the quarter ended June 30, 1995, and increased $2.9 million, or 29%, to $13.0 million for the six months ended June 30, 1996 from $10.1 million for the six months ended June 30, 1995. The Company's ratio of policy acquisition costs to net premiums earned decreased slightly from 18.5% in the second quarter of 1995 to 17.1% in the second quarter of 1996. Year-to-date, the acquisition cost ratio decreased from 18.9% in 1995 to 18.4% in 1996. The decrease in the acquisition cost ratio is attributable to the savings achieved by paying less in override commissions to AC&S as a result of converting insureds from AC&S policies to ERII and ERSIC policies. Under the Amended and Restated Agency and Insurance Services Agreement among Aetna, the Company and ERMA, ERMA paid Aetna an override commission equal to 3% of gross written premiums with respect to Aetna D&O policies issued through ERMA through June 30, 1996. Pursuant to this agreement, effective July 1, 1996, ERMA is no longer required to pay an override commission to Aetna.

General and administrative ("G&A") expenses increased $1.4 million, or 55%, to $3.9 million for the quarter ended June 30, 1996 from $2.5 million for the quarter ended June 30, 1995. For the six months ended June 30, 1996 and 1995, G&A expenses were $7.1 million and $4.9 million, respectively. The increase in G&A costs is due largely to increased compensation and related costs associated with the growth of the business. The ratio of G&A expenses to earned premium increased to 10.1% for the six months ended June 30, 1996 from 9.2% for the six months ended June 30, 1995.

The GAAP combined ratio for the second quarter 1996 was 95.4%, compared to 94.9% for the comparable period in 1995. For the first half of 1996, the GAAP combined ratio was 96.0%, as compared to 95.5% for the first half of 1995. A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income, capital gains and interest expense. A company with a combined ratio exceeding 100% can still be profitable in that period due to such factors as investment income and capital gains realized during that period.

Interest expense is incurred principally on the outstanding balances under the Company's bank credit agreement. Higher outstanding balances on the debt in 1996 resulted in an increase in interest expense to $1.3 million for the quarter ended June 30, 1996 as compared to $0.5 million for the quarter ended June 30, 1995. Interest expense was $1.9 million for the first half of 1996 and $1.0 million for the first half of 1995. The outstanding balances were $25 million for the quarter and six months ended June 30, 1995, $25 million from January 1, 1996 through March 26, 1996 and $70 million from March 26 through June 30, 1996. See "Liquidity and Capital Resources."

Income tax expense decreased $0.5 million, or 32%, from $1.7 million in the second quarter of 1995 to $1.2 million in the second quarter of 1996. The Company's effective tax rate decreased from 19.4% to 17.3% for the same periods. The decrease in the effective tax rate was due to an increase in tax-exempt investment income as a percentage of pretax income. Income tax expense was $2.7 million for the first half of 1996 and $2.4 million for the first half of 1995.

Liquidity and Capital Resources

ERI is a holding company, the principal asset of which is equity in its subsidiaries. ERI's cash flows depend primarily on dividends and other payments from its subsidiaries. ERI's sources of funds consist primarily of premiums received by the insurance subsidiaries, revenues received by ERMA under insurance agency arrangements, investment income and proceeds from sales and redemptions of investments. Funds are used primarily to pay claims and operating expenses, to purchase investments, and to pay interest and principal under the Company's bank credit agreement.

Cash flows from operating activities were $61.6 million for the six months ended June 30, 1996 and $22.5 million for the six months ended June 30, 1995. The increase in operating cash flows resulted from the increase in net premiums received resulting from higher net premiums written. In addition, the Company settled fewer losses in the first half of 1996 than anticipated. These losses could be settled in future quarters, depressing net cash flows for the remainder of 1996. Rising loss payments are expected of a maturing professional liability underwriter.

The Company believes that it has sufficient liquidity to meet its anticipated insurance obligations as well as its operating and capital expenditure needs. The Company's investment strategy emphasizes quality, liquidity and diversification. With respect to liquidity, the Company considers liability durations, specifically loss reserves, when determining investment maturities. Average investment duration of the fixed maturity portfolio at June 30, 1996 and December 31, 1995 was 4.7 and 4.6 years, respectively, as compared to an expected loss reserve duration of 4.5 to 5.5 years. The Company's short-term investment pool was $54.3 million (9.3% of the total investment portfolio) at June 30, 1996 and $20.2 million (3.7%) at December 31, 1995. The increase in the short-term investment pool was due to strong operating cash flows and $9.7 million of proceeds received from the exercise of the over-allotment option.

The Company's entire investment portfolio is classified as available for sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and is reported at fair value, with the resulting unrealized gains or losses included as a separate component of stockholders' equity until realized. Due to a rise in interest rates, the market value of the portfolio at June 30, 1996 was 102% of amortized cost versus 105% of amortized cost at December 31, 1995. At June 30, 1996 and December 31, 1995, stockholders' equity was increased by $7.6 million and $15.4 million, respectively, to record the Company's fixed maturity investment portfolio at fair value. At June 30, 1996 and December 31, 1995, the Company owned no derivative instruments, except for certain mortgage and other asset backed securities and an interest rate protection agreement which was used to effectively convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future income.

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

On May 31, 1996, as required under the Term Loan Agreement, the Company entered into an interest rate protection agreement providing interest rate protection for an aggregate notional amount equal to 50% of the principal outstanding under the term loan. This interest rate protection agreement is structured in two parts with 3 month LIBOR as the reference rate: a $35 million interest rate swap from May 31, 1996 to November 30, 1997 and an interest rate cap on 50% of the principal then outstanding with a strike rate of 7.75% from November 30, 1997 to May 31, 2002. The interest rate swap involves the receipt of floating rate interest payments over the life of the agreement in exchange for fixed interest rate payments over the life of the agreement without an exchange of the $35 million principal amount. In exchange for a premium payment, the interest rate cap involves the Company receiving the maximum of zero or 3 month LIBOR less the strike rate on the then outstanding principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. Under the terms of the interest rate protection agreement, the all-in borrowing rate for the Company is 7.10%. The fair value of the interest rate protection agreement is not recognized in the financial statements.

In connection with the Senior Credit Facility, the Company has pledged the stock of its direct subsidiary, Executive Re, and Executive Re has pledged the stock of its direct subsidiary, ERII. The terms of the credit agreements require, among other things, that the Company maintain certain defined minimum consolidated net worth and combined statutory surplus levels, and certain debt leverage, premiums-to- surplus and fixed charge ratios, and place restrictions on the payment of dividends, the incurrence of additional debt, the sale of assets, the making of acquisitions and the incurrence of liens.

On May 10, 1996, the Company declared its second quarter dividend on the Company's Common Stock of $.02 per share, which was paid on June 28, 1996 to stockholders of record as of June 15, 1996. Such dividends totaled $0.2 million.

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on Friday, May 10, 1996 at 10:00 a.m. (the "1996 Annual Meeting"). At the 1996 Annual Meeting, the following director was elected as a Class II director to a term expiring at the 1998 Annual Meeting: Gary G. Benanav. The following directors were elected as Class III directors, each to a term expiring at the 1999 Annual Meeting:
Barbara Cohen, Joseph P. Kiernan, Joseph D. Sargent and Stephen J. Sills. Those directors who continued on the Board as of the 1996 Annual Meeting are: Robert
H. Kullas, John G. Crosby, Patrick A. Gerschel, Peter A. Goldberg, Michael D. Rice and LeRoy A. Vander Putten.

         Also presented to stockholders at the 1996 Annual Meeting was a resolution to approve the Company's Performance Share Plan, under which 1,000,000 shares of the Company's Common Stock was set aside for issuance to senior management employees upon the Company's achievement of certain performance measures as described in the Plan. The resolution was adopted by the stockholders by the vote shown below.

1.  Election of Directors:

          Name         Common Shares "For"   Class B Common Shares "For"   Shares Withheld
          ----         -------------------   ---------------------------   ---------------
Gary G. Benanv             8,911,011                 1,225,000                 33,650
Barbara G. Cohen           8,921,611                 1,225,000                 23,050
Joseph P. Kiernan          8,910,811                 1,225,000                 33,850
Joseph D. Sargent          8,911,011                 1,225,000                 33,650
Stephen J. Sills           8,910,911                 1,225,000                 33,750

2. Approval of Performance Share Plan

   6,476,554 shares IN FAVOR    1,739,591 shares AGAINST   1,365 shares ABSTAIN

3.  Ratification of Ernst & Young LLP as independent accountants for 1996

   8,941,911  shares IN FAVOR   1,700 shares AGAINST     1,050 shares ABSTAIN


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A) EXHIBIT INDEX

    Exhibit No.                 Description                                Page
    -----------                 -----------                                ----

         15         Independent Accountant's Acknowledgement Letter
         27         Financial Data Schedule

B) REPORTS ON FORM 8-K

There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1996.

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

    SIGNATURE                       TITLE                                                      DATE
    ---------                       -----                                                      ----
/S/Robert H. Kullas          Vice Chairman, Chief Operating Officer and                  August 12, 1996
     Robert H. Kullas        Director


/S/ Robert V. Deutsch        Executive Vice President, Chief Financial Officer,          August 12, 1996
Robert V. Deutsch              Chief Actuary, Treasurer and Assistant Secretary
                               (Principal Financial and Accounting Officer)