Form 10-Q
period 1996-09-30
EXECUTIVE RISK INC /DE/
filed 1996-11-13
CIK 914069

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 1996.

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.



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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x   No     .
                                             _____   _____

     As of Novmber 7, 1996, there were 9,319,107 shares of Executive Risk Inc. Common Stock, $0.01 par value, outstanding.

     As of November 7, 1996, there were --0-- shares of Executive Risk Inc. Class B Common Stock, $0.01 par value, outstanding.

                               EXECUTIVE RISK INC.

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                PAGE
                                                                              ----


Item 1.  Financial Statements

   Independent Accountants' Review Report ................................       2

   Consolidated Balance Sheets -
   September 30, 1996 and December 31, 1995 ..............................       3

   Consolidated Statements of Income -
   Three Months and Nine Months Ended September 30, 1996 and 1995 ........       4

   Consolidated Statements of Cash Flows -
   Nine Months Ended September 30, 1996 and 1995 .........................       5

   Notes to Consolidated Financial Statements ............................     6-7

Item 2.  Management's Discussion and Analysis of Financial Condition and
   Results of Operations .................................................    8-11



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................      12

Signatures ...............................................................      13


Exhibit 15 - Independent Accountants' Acknowledgement Letter .............      14

ITEM 1.  FINANCIAL STATEMENTS


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Stockholders and Board of Directors
Executive Risk Inc.

We have reviewed the accompanying consolidated balance sheet of Executive Risk Inc. and its subsidiaries as of September 30, 1996, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995 and the consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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



                                             /s/ ERNST & YOUNG LLP
                                             _________________________


Stamford, Connecticut
November 4, 1996

                               EXECUTIVE RISK INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                      (Unaudited)
                                                                                      September 30,      December 31,
(In thousands, except share data)                                                         1996              1995
                                                                                        ---------         ---------
ASSETS
    Fixed maturities available for sale, at fair value
      (amortized cost:  1996 - $537,992 and 1995 - $480,135)                            $ 551,396         $ 503,485
   Equity securities available for sale, at fair value
      (cost:  1996 - $29,570 and 1995 - $20,474)                                           38,285            26,123
   Cash and short-term investments, at cost which approximates market                      38,608            20,244
                                                                                        ---------         ---------
        TOTAL CASH AND INVESTED ASSETS                                                    628,289           549,852

   Premiums receivable                                                                      6,468            10,652
   Reinsurance recoverables                                                                63,864            33,781
   Accrued investment income                                                                8,896             9,409
   Investment in UPEX                                                                       1,064               990
   Deferred acquisition costs                                                              20,987            16,244
   Prepaid reinsurance premiums                                                            51,296            32,303
   Deferred income taxes                                                                   25,740            18,337
   Other assets                                                                            20,702            16,269
                                                                                        ---------         ---------

        TOTAL ASSETS                                                                    $ 827,306         $ 687,837
                                                                                        =========         =========

LIABILITIES
   Loss and loss adjustment expenses                                                    $ 419,334         $ 324,416
   Unearned premiums                                                                      173,382           116,971
   Note payable to bank                                                                    70,000            25,000
   Accrued expenses and other liabilities                                                  37,692            43,725
                                                                                        ---------         ---------
        TOTAL LIABILITIES                                                                 700,408           510,112

STOCKHOLDERS' EQUITY
   Common Stock, $.01 par value; authorized - 52,500,000 shares;
     issued - 1996 - 10,425,741 shares and 1995 - 11,626,766 shares
     outstanding - 1996 - 9,311,320 shares and 1995 - 11,497,816 shares                       104               116
   Additional paid-in capital                                                              87,902            87,228
   Unrealized gains on investments, net of tax                                             14,593            19,156
   Currency translation adjustments                                                          (136)               29
   Retained earnings                                                                       56,995            74,315
   Cost of shares in treasury, at cost:  1996 - 1,114,421 shares and
      1995 - 128,950 shares                                                               (32,560)           (3,119)
                                                                                        ---------         ---------
        TOTAL STOCKHOLDERS' EQUITY                                                        126,898           177,725
                                                                                        ---------         ---------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 827,306         $ 687,837
                                                                                        =========         =========

   The accompanying notes are an integral part of the consolidated financial statements.

                               EXECUTIVE RISK INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                      Three Months Ended September 30,    Nine Months Ended September 30,
(In thousands, except per share data)                      1996             1995             1996              1995
                                                         --------         --------         ---------         ---------
REVENUES
   Gross premiums written                                $ 81,472         $ 60,779         $ 229,511         $ 148,031
   Premiums ceded                                         (28,790)         (16,249)          (80,664)          (39,990)
                                                         --------         --------         ---------         ---------
      Net premiums written                                 52,682           44,530           148,847           108,041

   Change in unearned premiums                            (11,616)         (13,981)          (37,443)          (24,193)
                                                         --------         --------         ---------         ---------
       NET PREMIUMS EARNED                                 41,066           30,549           111,404            83,848

   Net investment income                                    8,389            6,761            23,214            19,451
   Net realized capital (losses) gains                       (218)              28              (572)            1,296
   Other (losses) income                                     (152)              34               135                41
                                                         --------         --------         ---------         ---------
        TOTAL REVENUES                                     49,085           37,372           134,181           104,636

EXPENSES
   Loss and loss adjustment expenses                       27,778           20,605            75,279            56,544
   Policy acquisition costs                                 7,262            5,708            20,231            15,780
   General and administrative expenses                      4,624            2,781            11,704             7,655
   Long-term incentive compensation                                            290               187               883
   Interest expense                                         1,318              498             3,192             1,469
                                                         --------         --------         ---------         ---------
       TOTAL EXPENSES                                      40,982           29,882           110,593            82,331
                                                         --------         --------         ---------         ---------

       INCOME BEFORE INCOME TAXES                           8,103            7,490            23,588            22,305

Income tax expense (benefit)
   Current                                                  3,511            3,379             9,145             6,625
   Deferred                                                (2,152)          (2,081)           (5,086)           (2,879)
                                                         --------         --------         ---------         ---------
                                                            1,359            1,298             4,059             3,746
                                                         --------         --------         ---------         ---------

        NET INCOME                                       $  6,744         $  6,192         $  19,529         $  18,559
                                                         ========         ========         =========         =========


Earnings per common and common equivalent share          $   0.67         $   0.51         $    1.84         $    1.55

Weighted average shares outstanding                        10,043           11,984            10,624            11,861

Earnings per common and common equivalent share -
     assuming full dilution                              $   0.67         $   0.51         $    1.83         $    1.55

Weighted average shares outstanding -
     assuming full dilution                                10,094           12,053            10,668            11,926

Dividends declared per common share                      $   0.02         $   0.02         $    0.06         $    0.06


   The accompanying notes are an integral part of the consolidated financial statements.

                               EXECUTIVE RISK INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                  Nine Months Ended September 30,
(In thousands)                                                                        1996              1995
                                                                                    ---------         ---------

OPERATING ACTIVITIES

Net income                                                                          $  19,529         $  18,559
Adjustments to reconcile net income to net cash provided by
    operating activities:
      Amortization and depreciation                                                     1,153               655
      Share of income of UPEX                                                            (135)              (41)
      Deferred income taxes                                                            (5,086)           (2,879)
      Amortization of bond premium                                                        895             1,170
      Net realized losses (gains) on investments                                          572            (1,296)
      Other                                                                              (973)           (1,385)
      Change in:
          Premiums receivable                                                           4,184            (9,462)
          Accrued investment income                                                       513               294
          Deferred acquisition costs                                                   (4,743)           (4,848)
          Loss and loss adjustment expenses, net of reinsurance recoverables           64,835            24,682
          Unearned premiums, net of prepaid reinsurance premiums                       37,443            24,193
          Accrued expenses and other liabilities                                       (2,808)              161
                                                                                    ---------         ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                   115,379            49,803

INVESTING ACTIVITIES

    Proceeds from sales of fixed maturities available for sale                        146,967            85,498
    Proceeds from maturities of investment securities                                  24,818            24,227
    Purchase of investment securities                                                (244,576)         (159,736)
    Net capital expenditures                                                           (2,369)           (3,171)
                                                                                    ---------         ---------

          NET CASH USED IN INVESTING ACTIVITIES                                       (75,160)          (53,182)

FINANCING ACTIVITIES

    Placement fees and other                                                             (191)
    Proceeds from exercise of options                                                     268                26
    Repayment of note payable to bank                                                 (25,000)
    Note payable to bank                                                               70,000
    Loan arrangement fees                                                                (980)
    Cost of repurchase of Common Stock                                                (75,025)
    Proceeds from Over-allotment option exercise                                        9,675
    Dividends paid on Common Stock                                                       (602)             (690)
                                                                                    ---------         ---------

           NET CASH USED IN FINANCING ACTIVITIES                                      (21,855)             (664)
                                                                                    ---------         ---------

          NET INCREASE (DECREASE)  IN CASH AND SHORT-TERM INVESTMENTS                  18,364            (4,043)
                                                                                    ---------         ---------

Cash and short-term investments at beginning of period                                 20,244            24,567
                                                                                    ---------         ---------

          CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                          $  38,608         $  20,524
                                                                                    =========         =========


   The accompanying notes are an integral part of the consolidated financial statements.

                               EXECUTIVE RISK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

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

STOCK PURCHASE & SECONDARY OFFERING: On March 22, 1996, ERI entered into a Stock Purchase Agreement ("the Agreement") with Aetna Life and Casualty Company ("AL&C") and AL&C's wholly-owned subsidiary, The Aetna Casualty and Surety Company ("Aetna"). Prior to the closing of the Agreement, Aetna owned 4,511,300 shares of the Company's capital stock, consisting of (i) 3,286,300 shares of Common Stock and (ii) all 1,225,000 shares of the Class B Common Stock. Through this investment and an option to purchase 100,000 shares of ERI Common Stock at an exercise price of $12 per share, Aetna controlled approximately 40% of the Company's capital stock. Pursuant to the Agreement, on March 26, 1996, the Company purchased 1,286,300 shares of ERI Common Stock and 1,225,000 shares of ERI Class B Common Stock from Aetna at a per share price of $29.875, or approximately $75 million in the aggregate. Upon the closing of the Agreement, 2,000,000 shares of Common Stock, representing approximately 22% of the Company's issued and outstanding Common Stock, remained under Aetna ownership. Subsequently, in connection with the acquisition of Aetna by The Travelers Insurance Group Inc., Aetna transferred ownership of the remaining Common Stock to AL&C.

In connection with the Agreement, the Company secured a $70 million senior credit facility (the "Senior Credit Facility") arranged through The Chase Manhattan Bank ("Chase"). See "Credit Agreement."

The Agreement also contained provisions requiring that, except under certain market and other conditions, the Company was obligated to file a registration statement with respect to the remaining 2,000,000 shares of ERI Common Stock under AL&C ownership and AL&C was obligated to sell all of these shares in an underwritten secondary offering. The secondary offering was completed on June 7, 1996. In conjunction with the secondary offering, the Company granted to the underwriters an option to purchase an additional 300,000 shares of ERI Common Stock, at $34.00 per share less underwriting discounts and commissions of $1.75 per share, to cover over-allotments. Such over-allotment option was exercised in full, and the Company received $9.7 million in proceeds. The 300,000 shares of ERI Common Stock for the over-allotment option were issued from shares held in treasury.

On May 10, 1996, the Board of Directors approved a resolution to retire the 1,225,000 shares of Class B Common Stock in treasury acquired in the Aetna stock repurchase as described above.

CREDIT AGREEMENT: Until March 26, 1996 (the "Closing Date"), the Company had a credit agreement with Chase, Morgan Guaranty Trust Company of New York and The Fleet National Bank of Connecticut to borrow up to $50 million, of which $25 million was outstanding through the Closing Date. On the Closing Date, the Company borrowed $70 million under the terms of the Senior Credit Facility with Chase. The proceeds of the loan were utilized as follows: $38 million to partially finance the repurchase of common stock from Aetna, $25 million to refinance the Company's previously existing debt, and $7 million for general corporate purposes. In addition, the Company has obtained through Chase a $25 million revolving credit facility. The Company has no current plans to draw funds under the revolving credit facility. Interest accrues on principal balances outstanding under the term loan and revolving credit facility at a rate

                               EXECUTIVE RISK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

per annum equal to (a) the higher of (i) the federal funds rate plus a stipulated percentage and (ii) Chase's prime rate or, (b) for London Interbank Offered Rate ("LIBOR") based loans, LIBOR plus a stipulated percentage over LIBOR based on the Company's debt-to-capital ratio and its then effective Standard & Poor's claims-paying ability rating.

On May 31, 1996, as required under the term loan agreement in connection with the Senior Credit Facility, the Company entered into an interest rate protection agreement providing interest rate protection for an aggregate notional amount equal to 50% of the principal outstanding under the term loan. This interest rate protection agreement is structured in two parts with 3 month LIBOR as the reference rate: a $35 million interest rate swap from May 31, 1996 to November 30, 1997 and an interest rate cap on 50% of the principal then outstanding under the term loan with a strike rate of 7.75% from November 30, 1997 to May 31, 2002. The interest rate swap involves the receipt of floating rate interest payments for a period of 18 months in exchange for fixed interest rate payments for the same period of 18 months without an exchange of the $35 million principal amount. In exchange for a premium payment, the interest rate cap involves the Company receiving the maximum of zero or 3 month LIBOR less the strike rate on the then outstanding principal amount under the term loan. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. Under the terms of the interest rate protection agreement, the all-in borrowing rate for the Company is 7.10%. The fair value of the interest rate protection agreement is not recognized in the financial statements.

In connection with the Senior Credit Facility, the Company has pledged the stock of its direct subsidiary, Executive Re Inc. ("Executive Re"), and Executive Re has pledged the stock of its direct subsidiary, Executive Risk Indemnity Inc. ("ERII"). The terms of the credit agreements require, among other things, that the Company maintain certain defined minimum consolidated net worth and combined statutory surplus levels, and certain debt leverage, premiums-to-surplus and fixed charge ratios, and place restrictions on the payment of dividends, the incurrence of additional debt, the sale of assets, the making of acquisitions and the incurrence of liens.

NOTE 2 - PRO FORMA FINANCIAL DATA

The following table presents consolidated pro forma income statement data for the nine months ended September 30, 1996 and 1995 and the full year 1995, respectively, as adjusted to give pro forma effect to the stock repurchase of 2,511,300 shares of the Company's capital stock as if it had occurred on January 1, 1996 and 1995 and the exercise of the 300,000 share over-allotment option in the secondary offering, at $32.25 per share, as if it had occurred on January 1, 1996 and 1995.

                                                Nine Months Ended      Nine Months Ended             Year Ended
(In thousands, except per share data,)         September 30, 1996      September 30, 1995         December 31, 1995
                                             ----------------------  ----------------------     --------------------

Total revenues                                       $134,021               $103,760                   $143,639
Net income                                             18,906                 16,241                     22,187
Weighted average shares outstanding-
  assuming full dilution                               10,062                  9,715                      9,767
Earnings per common share -
     assuming full dilution                          $   1.88               $   1.67                   $   2.27

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations compares certain financial results for the three months and nine months ended September 30, 1996 with the corresponding periods in 1995. The results of Executive Risk Inc. (the "Company" or "ERI") include the consolidated results of Executive Risk Management Associates ("ERMA"), Executive Re Inc. ("Executive Re"), and Executive Re's insurance subsidiaries, Executive Risk Indemnity Inc. ("ERII"), Executive Risk Specialty Insurance Company ("ERSIC"), and Executive Risk, N.V., a Dutch insurance company incorporated in the Netherlands. In addition, the Company's results include its 50% interest in UAP Executive Partners ("UPEX"), a French underwriting agency which is a joint venture between the Company and Union des Assurances de Paris -- Incendie-Accidents. This interest is reported using the equity method of accounting.

On March 22, 1996, ERI entered into a Stock Purchase Agreement ("the Agreement") with Aetna Life and Casualty Company ("AL&C") and AL&C's wholly-owned subsidiary, The Aetna Casualty and Surety Company ("Aetna"). Prior to the closing of the Agreement, Aetna owned 4,511,300 shares of the Company's capital stock, consisting of (i) 3,286,300 shares of Common Stock and (ii) all 1,225,000 shares of the Class B Common Stock. Through this investment and an option to purchase 100,000 shares of ERI Common Stock at an exercise price of $12 per share, Aetna controlled approximately 40% of the Company's capital stock. Pursuant to the Agreement, on March 26, 1996, the Company purchased 1,286,300 shares of ERI Common Stock and 1,225,000 shares of ERI Class B Common Stock from Aetna at a per share price of $29.875, or approximately $75 million in the aggregate. Upon the closing of the Agreement, 2,000,000 shares of Common Stock, representing approximately 22% of the Company's issued and outstanding Common Stock, remained under Aetna ownership. Subsequently, in connection with the acquisition of Aetna by The Travelers Insurance Group Inc., Aetna transferred ownership of the remaining Common Stock to AL&C.

In connection with the Agreement, the Company secured a $70 million senior credit facility (the "Senior Credit Facility") arranged through The Chase Manhattan Bank ("Chase"). See "Liquidity and Capital Resources."

The Agreement also contained provisions requiring that, except under certain market and other conditions, the Company was obligated to file a registration statement with respect to the remaining 2,000,000 shares of ERI Common Stock under AL&C ownership and AL&C was obligated to sell all of these shares in an underwritten secondary offering. The secondary offering was completed on June 7, 1996. In conjunction with the secondary offering, the Company granted to the underwriters an option to purchase an additional 300,000 shares of ERI Common Stock, at $34.00 per share less underwriting discounts and commissions of $1.75 per share, to cover over-allotments. Such over-allotment option was exercised in full, and the Company received $9.7 million in proceeds. The 300,000 shares of ERI Common Stock for the over-allotment option were issued from shares held in treasury.

On May 10, 1996, the Board of Directors approved a resolution to retire the 1,225,000 shares of Class B Common Stock in treasury acquired in the Aetna stock repurchase as described above.

Results of Operations

The Company's net income for the third quarter of 1996 was $6.7 million, or $0.67 per share on a fully diluted basis, as compared to $6.2 million, or $0.51 per share, earned in the third quarter of 1995. For the nine months ended September 30, 1996 and 1995, net income was $19.5 million and $18.6 million, respectively. Fully diluted earnings per share were $1.83 and $1.55 for the corresponding periods. The Company's operating earnings, calculated as net income before realized capital gains or losses, net of tax, were $6.9 million, or $0.68 per share on a fully diluted basis, for the quarter ended September 30, 1996 and $6.2 million, or $0.51 per share on a fully diluted basis, for the quarter ended September 30, 1995. For the nine months ended September 30, 1996, operating earnings were $19.9 million, or $1.87 per share on a fully diluted basis, as compared to $17.7 million, or $1.48 per share on a fully diluted basis, for the first nine months of 1995.

Gross premiums written increased by $20.7 million, or 34%, to $81.5 million in the third quarter of 1996 from $60.8 million in the third quarter of 1995. For the first nine months of 1996, gross premiums written were $229.5 million as compared to $148.0 million in the first nine months of 1995. The increase was due in part to growth in many of the Company's key lines of business, including domestic directors and officers liability insurance ("D&O") and lawyers and miscellaneous professional liability errors and omissions insurance ("E&O"). Also contributing to the rise in gross premiums written was the Company's ability to issue ERII and ERSIC D&O policies, rather than Aetna policies, to both new and renewing insureds. Writing a policy on ERII or ERSIC policies rather than Aetna results in the Company receiving 100% of the gross premiums written (and ceding 12.5% to Aetna) as compared to receiving 50% when reinsuring Aetna's risks. In the first nine months of 1996, $162.6 million of gross D&O premiums written were issued on ERII and ERSIC policies as compared to $67.5 million in the first nine months of 1995.

Ceded premiums increased $12.6 million, or 77%, to $28.8 million in the third quarter of 1996 from $16.2 million in the third quarter of 1995. For the first nine months of 1996, ceded premiums totaled $80.7 million, representing a 102% increase over the $40.0 million of ceded premiums in the first nine months of 1995. The rise in ceded premiums was due principally to an increase in direct premium volume, a portion of which is ceded to reinsurers under the Company's various D&O and E&O treaties.

As a result of the foregoing, net premiums written increased $8.2 million, or 18%, to $52.7 million for the quarter ended September 30, 1996 from $44.5 million for the quarter ended September 30, 1995. For the nine months ended September 30, 1996, net premiums written totaled $148.8 million as compared to $108.0 million for the nine months ended September 30, 1995. Net premiums earned for the third quarter increased from $30.5 million in 1995 to $41.1 million in 1996. Year-to-date, premiums earned increased from $83.8 million in 1995 to $111.4 million in 1996.

Net investment income increased by $1.6 million, or 24%, to $8.4 million for the quarter ended September 30, 1996 from $6.8 million for the quarter ended September 30, 1995. For the first nine months of 1996 and 1995, net investment income was $23.2 million and $19.5 million, respectively. These increases resulted principally from growth in invested assets, measured on an amortized cost basis, from $485.8 million at September 30, 1995 to $606.2 million at September 30, 1996. The nominal portfolio yield of the fixed maturity portfolio at September 30, 1996 was 6.26%, compared to 6.17% at September 30, 1995. The tax equivalent yields on the fixed maturity portfolio were 8.23% and 8.45% on these dates, respectively.

The Company's net realized capital losses were $0.2 million in the third quarter of 1996 as compared to negligible net realized capital gains in the third quarter of 1995. For the nine months ended September 30, 1996, net realized capital losses totaled $0.6 million as compared to net realized capital gains of $1.3 million for the nine months ended September 30, 1995. In the second and third quarters of 1996, fixed maturities with relatively low yields were sold at a loss to take advantage of expiring capital loss carrybacks and replaced with higher yielding securities. Partially offsetting these realized capital losses were capital gains realized from the sale of the fixed maturity portfolios of ERI and Executive Re to provide available cash for the repurchase of common stock from Aetna on March 22, 1996.

Loss and loss adjustment expenses ("LAE") increased by $7.2 million, or 35%, from $20.6 million in the third quarter of 1995 to $27.8 million in the comparable period of 1996 due to higher premiums earned. For the first nine months of 1996 and 1995, loss and LAE were $75.3 million and $56.5 million, respectively. The Company's loss ratio was 67.6% for both the third quarter and first nine months of 1996 as compared to 67.5% for the third quarter of 1995 and 67.4% for the first nine months of 1995. In connection with the Company's normal reserving review, which includes a reevaluation of the adequacy of reserve levels for prior years' claims, the Company reduced its unpaid loss and LAE reserves for prior report years by $4.9 million, or $0.30 per share on a fully diluted basis, in the first nine months of 1996. In the first nine months of 1995, the Company reduced its unpaid loss and LAE reserves for prior report years by $3.8 million, or $0.21 per share on a fully diluted basis. There can be no assurance that reserve adequacy reevaluations will produce similar reserve reductions and net income increases in future quarters.

Policy acquisition costs increased by $1.6 million, or 27%, to $7.3 million for the quarter ended September 30, 1996 from $5.7 million for the quarter ended September 30, 1995, and increased $4.4 million, or 28%, to $20.2 million for the nine months ended September 30, 1996 from $15.8 million for the nine months ended September 30, 1995. The Company's ratio of policy acquisition costs to net premiums earned decreased slightly from 18.7% in the third quarter of 1995 to 17.7% in the third quarter of 1996. Year-to-date, the acquisition cost ratio decreased from 18.8% in 1995 to 18.2% in 1996. The decrease in the acquisition cost ratio is primarily attributable to the savings achieved by paying less in override commissions to Aetna as a result of converting insureds from Aetna policies to ERII and ERSIC policies. Under the Amended and Restated Agency and Insurance Services Agreement among Aetna, the Company and ERMA, ERMA paid Aetna an override commission equal to 3% of gross written premiums with respect to Aetna D&O policies issued through ERMA through June 30, 1996. Pursuant to this agreement, effective with respect to business written on or after July 1, 1996, ERMA is no longer required to pay an override commission to Aetna.

General and administrative ("G&A") expenses increased $1.8 million, or 66%, to $4.6 million for the quarter ended September 30, 1996 from $2.8 million for the quarter ended September 30, 1995. For the nine months ended September 30, 1996 and 1995, G&A expenses were $11.7 million and $7.7 million, respectively. The increase in G&A costs is due largely to increased compensation and related costs associated with the growth of the business. The ratio of G&A expenses to earned premium increased to 10.4% for the nine months ended September 30, 1996 from 9.2% for the nine months ended September 30, 1995.

The GAAP combined ratio for the third quarter 1996 was 96.6%, compared to 95.2% for the comparable period in 1995. For the first nine months of 1996, the GAAP combined ratio was 96.2%, as compared to 95.4% for the first nine months of 1995. A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income, capital gains and interest expense. A company with a combined ratio exceeding 100% can still be profitable in that period due to such factors as investment income and capital gains realized during that period.

Interest expense is incurred principally on the outstanding balances under the Company's bank credit agreement. Higher outstanding balances on the debt in 1996 resulted in an increase in interest expense to $1.3 million for the quarter ended September 30, 1996 as compared to $0.5 million for the quarter ended September 30, 1995. Interest expense was $3.2 million for the first nine months of 1996 and $1.5 million for the first nine months of 1995. The outstanding balances were $25 million for the quarter and nine months ended September 30, 1995, $25 million from January 1, 1996 through March 26, 1996 and $70 million from March 26 through September 30, 1996. See "Liquidity and Capital Resources."

Income tax expense increased $0.1 million, or 5%, from $1.3 million in the third quarter of 1995 to $1.4 million in the third quarter of 1996. The Company's effective tax rate decreased from 17.2% to 16.8% for the same periods. The decrease in the effective tax rate was due to an increase in tax-exempt investment income as a percentage of pretax income. Income tax expense was $4.1 million for the first nine months of 1996 and $3.7 million for the first nine months of 1995.

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

Cash flows from operating activities were $115.4 million for the nine months ended September 30, 1996 and $49.8 million for the nine months ended September 30, 1995. The increase in operating cash flows resulted from the increase in net premiums received resulting from higher net premiums written. In addition, the Company settled fewer losses in the first nine months of 1996 than anticipated. These losses could be settled in future quarters, depressing net cash flows for future periods. Rising loss payments are expected of a maturing professional liability underwriter.

The Company believes that it has sufficient liquidity to meet its anticipated insurance obligations as well as its operating and capital expenditure needs. The Company's investment strategy emphasizes quality, liquidity and diversification. With respect to liquidity, the Company considers liability durations, specifically loss reserves, when determining investment maturities. Average investment duration of the fixed maturity portfolio at September 30, 1996 and December 31, 1995 was 4.8 and 4.6 years, respectively, as compared to an expected loss reserve duration of 4.5 to 5.5 years. The Company's short-term investment pool was $38.6 million (6.1% of the total investment portfolio) at September 30, 1996 and

$20.2 million (3.7%) at December 31, 1995. The increase in the short-term investment pool was due to strong operating cash flows.

The Company's entire investment portfolio is classified as available for sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and is reported at fair value, with the resulting unrealized gains or losses included as a separate component of stockholders' equity until realized. Due to a rise in interest rates, the market value of the portfolio at September 30, 1996 was 102% of amortized cost versus 105% of amortized cost at December 31, 1995. At September 30, 1996 and December 31, 1995, stockholders' equity was increased by $8.8 million and $15.4 million, respectively, to record the Company's fixed maturity investment portfolio at fair value. At September 30, 1996 and December 31, 1995, the Company owned no derivative instruments, except for certain mortgage and other asset backed securities and an interest rate protection agreement, described below, which was used to effectively convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future income.

Until March 26, 1996 (the "Closing Date"), the Company had a credit agreement with Chase, Morgan Guaranty Trust Company of New York and The Fleet National Bank of Connecticut to borrow up to $50 million, of which $25 million was outstanding through the Closing Date. On the Closing Date, the Company borrowed $70 million under the terms of the Senior Credit Facility with Chase. The proceeds of the loan were utilized as follows: $38 million to partially finance the repurchase of common stock from Aetna, $25 million to refinance the Company's previously existing debt, and $7 million for general corporate purposes. In addition, the Company has obtained through Chase a $25 million revolving credit facility. The Company has no current plans to draw funds under the revolving credit facility. Interest accrues on principal balances outstanding under the term loan and revolving credit facility at a rate per annum equal to (a) the higher of (i) the federal funds rate plus a stipulated percentage and (ii) Chase's prime rate or, (b) for London Interbank Offered Rate ("LIBOR") based loans, LIBOR plus a stipulated percentage over LIBOR based on the Company's debt-to-capital ratio and its then effective Standard & Poor's claims-paying ability rating.

On May 31, 1996, as required under the term loan agreement in connection with the Senior Credit Facility, the Company entered into an interest rate protection agreement providing interest rate protection for an aggregate notional amount equal to 50% of the principal outstanding under the term loan. This interest rate protection agreement is structured in two parts with 3 month LIBOR as the reference rate: a $35 million interest rate swap from May 31, 1996 to November 30, 1997 and an interest rate cap on 50% of the principal then outstanding under the term loan with a strike rate of 7.75% from November 30, 1997 to May 31, 2002. The interest rate swap involves the receipt of floating rate interest payments for a period of 18 months in exchange for fixed interest rate payments for the same period of 18 months without an exchange of the $35 million principal amount. In exchange for a premium payment, the interest rate cap involves the Company receiving the maximum of zero or 3 month LIBOR less the strike rate on the then outstanding principal amount under the term loan. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. Under the terms of the interest rate protection agreement, the all-in borrowing rate for the Company is 7.10%. The fair value of the interest rate protection agreement is not recognized in the financial statements.

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

On August 9, 1996, the Company declared its third quarter dividend of $.02 per share on the Company's Common Stock, which was paid on September 30, 1996 to stockholders of record as of September 15, 1996.
Such dividends totaled $0.2 million.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A) EXHIBIT INDEX

   Exhibit No.                        Description                                       Page
   -----------                        -----------                                       ----

       15                  Independent Accountant's Acknowledgement Letter               14
       27                  Financial Data Schedule                                       15


B) REPORTS ON FORM 8-K

There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1996.

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



SIGNATURE                                         TITLE                                           DATE
---------                                         -----                                           ----


/s/ Robert H. Kullas
---------------------------          Vice Chairman, Chief Operating Officer and             November 12, 1996
Robert H. Kullas                     Director





/s/ Robert V. Deutsch
---------------------------          Executive Vice President, Chief Financial Officer,     November 12, 1996
Robert V. Deutsch                    Chief Actuary, Treasurer and Assistant Secretary
                                     (Principal Financial and Accounting Officer)