Form 10-K
period 1996-12-31
EXECUTIVE RISK INC /DE/
filed 1997-03-31
CIK 914069

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                          OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM                  TO

                          COMMISSION FILE NO. 1-12800

                              EXECUTIVE RISK INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     06-1388171
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

                  82 HOPMEADOW STREET, SIMSBURY, CT 06070-7683
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (860) 408-2000
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF CLASS                     NAME OF EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
         Common Stock, $.01 par value                    New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value on March 10, 1997 of the voting stock held by non-affiliates of the registrant was approximately $398,400,000. There were 9,329,457 shares of the registrant's Common Stock, $.01 par value outstanding, as of March 10, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the 1996 Annual Report to Shareholders, as indicated herein (Part II).

(2) Proxy Statement involving the election of directors and other matters which the registrant intends to file with the Commission within 120 days after December 31, 1996 (Part III).
================================================================================

                              EXECUTIVE RISK INC.

                            ------------------------

                               TABLE OF CONTENTS

                                                                                          PAGE
ITEM                                                                                     NUMBER
----                                                                                     ------
                                                                                         PART I
 1.    Business.......................................................................      1
 2.    Properties.....................................................................     17
 3.    Legal Proceedings..............................................................     17
 4.    Submission of Matters to a Vote of Security Holders............................     17

                                                                                        PART II
 5.    Market for the Registrant's Common Stock and Related Stockholder Matters.......     17
 6.    Selected Financial Data........................................................     18
 7.    Management's Discussion and Analysis of Financial Condition and
         Results of Operations........................................................     18
 8.    Financial Statements and Supplementary Data....................................     18
 9.    Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosures........................................................     18

                                                                                       PART III
10.    Directors and Executive Officers...............................................     19
11.    Executive Compensation.........................................................     19
12.    Security Ownership of Certain Beneficial Owners and Management.................     19
13.    Certain Relationships and Related Transactions.................................     19

                                                                                        PART IV
14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K................     19

Signatures............................................................................     20

Exhibit Index.........................................................................     21

Index to Financial Statements and Schedules...........................................     23

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K, the Company's Annual Report to Stockholders, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in this Form 10-K) include, but are not limited to, uncertainties relating to cyclical industry conditions, uncertainties relating to government and regulatory policies, the legal environment, the uncertainties of the reserving process, the competitive environment in which the Company operates, the uncertainties inherent in international operations, and interest rate fluctuations. The words "believe," "expect," "anticipate," "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS

  The Directors & Officers and Professional Liability Insurance Industry

     General. Executive Risk Inc. ("ERI" or the "Company") is a specialty insurance holding company incorporated under the laws of Delaware. Through its subsidiaries, ERI develops, markets and underwrites specialty line insurance products primarily throughout the United States. UAP Executive Partners ("UPEX"), which is a joint venture between the Company and Union des Assurances de Paris -- Incendie-Accidents ("UAP"), a subsidiary of AXA-UAP Group, a major European insurance group, markets directors and officers liability insurance ("D&O") internationally. The Company's core business lines are D&O and professional liability insurance, also known as errors and omissions insurance ("E&O"). Company subsidiaries also offer fidelity bonds and fiduciary liability insurance to corporations, employment practices liability insurance for corporations and their employees, technology maintenance and repair coverage for hospitals and clinics and healthcare stop-loss arrangements for medical professionals.

     Both D&O and E&O are designed to protect insureds against lawsuits and associated legal defense expenses. In connection with D&O coverage of for-profit corporations, such liabilities can arise from claims by customers, vendors, competitors and former employees, although the most severe liabilities have historically arisen from lawsuits by stockholders alleging director or officer failure to discharge duties to the corporation or violations of federal securities laws. In the case of not-for-profit organizations, the Company's coverage is often implicated in employment practices litigation. E&O is most often sold to professionals, such as attorneys, psychologists and insurance agents, among others, where the principal sources of potential claims are dissatisfied clients alleging breaches of professional standards or ethical violations. Fiduciary liability coverages are intended primarily to protect those who invest and administer benefit plan trusts, and fidelity insurance coverages (or crime coverage) insure against losses associated with employee theft and other types of dishonesty. Employment practices liability insurance, which is available to cover both the employing organization and its supervisors, insures against losses associated with employee claims such as sexual harassment, wrongful termination and discriminatory treatment. The Company's two non-liability related products are Systems Rx, a service contract and cost management product for owners of high-tech diagnostic equipment and related healthcare technology, and the recently introduced stop-loss policy for doctors enrolled in managed care organizations that use the so-called "capitation" method for capping treatment costs.

     The D&O Industry. Under various state laws, corporations are authorized to indemnify their directors and officers against legal claims arising in connection with their work on behalf of the corporation. In order to attract and retain qualified directors and officers, corporations purchase D&O, which typically covers the corporate entity, but only to the extent that it indemnifies officers and directors. D&O policies have traditionally also contained a provision that covers officers and directors directly, in order to insure against losses for which the corporation is legally or financially unable to indemnify. In recent years, many D&O insurers, including the Company, have begun to offer another form of coverage, so-called "entity coverage," which protects the corporation for limited classes of legal liability, even when directors and/or officers are not named as defendants in the claim.

     The demand for D&O insurance grew dramatically in response to increased activity in corporate mergers and acquisitions during the late 1970's and the 1980's and the attendant increase in shareholder lawsuits. By the mid-1980's, a number of carriers, having suffered large losses in this line of business, had reduced their D&O activities or had ceased offering D&O coverage altogether, resulting in a shortage of capacity or a "hard market" for D&O. The Company's subsidiary, Executive Re Inc. ("Executive Re"), was formed in late 1986, largely due to the decrease in D&O capacity. Today, ERI believes that a relatively small number of U.S. insurers, together with Underwriters at Lloyd's ("Lloyd's"), tend to dominate the D&O market for larger and medium-sized domestic corporations. Domestic demand for D&O has historically been affected by consolidation trends within certain industries. The Company's management believes that the D&O market will continue to be impacted by consolidating sectors, such as banking and financial services, as well as by statutory, regulatory and case law developments that affect executive liabilities. It is anticipated that opportunities for growth in D&O demand may be found in the domestic not-for-profit sector, among non-bank financial institutions, corporations contemplating initial public offerings, small, privately-held commercial entities and in foreign markets, where shareholder rights movements are nascent.

     Historically, the single largest risk for which corporations purchased D&O insurance coverage has involved shareholder-based suits, either in the form of derivative actions under state corporation laws or in the form of class actions for securities fraud under Rule 10b-5 of the Securities and Exchange Commission ("SEC"), promulgated under the Securities Exchange Act of 1934. In December 1995, Congress passed the Private Securities Litigation Reform Act of 1995, which has a number of provisions purporting to affect the ability of private litigants to prosecute securities fraud suits. The Company's management believes that the effects of this legislation on the demand for D&O and upon the frequency and severity of D&O claims will not be known for several years.

     E&O Insurance. The E&O insurance industry tends to be more fragmented and regionalized than the D&O industry, since the risks underwritten vary significantly depending on the nature of the profession and the geographic area in which it is practiced. Success in E&O depends particularly on knowledgeable underwriting and on well-conceived distribution and claims handling systems. ERI's subsidiaries offer E&O coverage to a wide variety of professional classes, with major classes that include: large law firms (generally over 35 lawyers), psychologists, insurance agencies, real estate title and closing professionals, and mortgage brokers.

     The Company's underwriting for E&O business is divided between the Lawyers Professional Liability ("LPL") department and the Miscellaneous Professional Liability ("MPL") department, each of which has grown substantially during the past three years. All LPL policies are underwritten by Company-employed attorneys, all of whom have some large firm experience. Policies issued through the MPL Department are generally underwritten directly by Company-employed underwriters. However, a small but growing percentage of Company E&O coverage is being written through outside firms, known as program administrators, which have experience and expertise with respect to a specific class of risk and with which the Company has entered into written contractual agreements (see
"Markets -- Errors and Omissions Insurance").

  The Company

     History. The Company's subsidiary, Executive Re, was formed in 1986 by The Aetna Casualty and Surety Company ("Aetna") and certain other institutional investors to capitalize on the deficiency of insuring capacity which then existed in the D&O industry. It commenced operations in 1987. During its first five years, Executive Re established an underwriting and marketing infrastructure for the provision of D&O coverage through an insurance facility (the "Facility") with Aetna. Executive Risk Management Associates ("ERMA"), a Connecticut general partnership owned 30% by Executive Re and 70% by Aetna prior to January 1, 1994, was formed to market and underwrite D&O insurance policies. Executive Risk Indemnity Inc. ("ERII") was acquired to reinsure D&O policies for which Aetna was the direct insurer. In 1991, Executive Re took steps to expand domestically into E&O markets on a niche basis, and in 1993, began its overseas marketing efforts through UPEX, which is owned 50% by the Company and 50% by UAP. UPEX is a Paris-based underwriting agency that functions in much the same way ERMA has functioned within the Facility. The lead underwriter at UPEX is a former Company employee.

     In 1992, negotiations commenced for the acquisition of Aetna's ownership interest in ERMA. A reorganization transaction (the "1994 Transaction") was consummated on January 1, 1994. The Company had been formed in August 1993 in anticipation of the 1994 Transaction. As a result of the 1994 Transaction, ERI now owns a 70% direct ownership interest in ERMA, and has become the direct holding company of Executive Re (which owns the remaining 30% of ERMA) and the indirect holding company of the Executive Re subsidiaries, which include ERII, as well as ERII's surplus lines insurance subsidiary, Executive Risk Specialty Insurance Company ("ERSIC"). ERII and ERSIC are referred to herein as the "Insurance Subsidiaries." Further, the 1994 Transaction modified the Facility, permitting the Insurance Subsidiaries to underwrite D&O insurance directly. With the completion of the 1994 Transaction and ERI's initial public stock offering in March 1994, the Company became a publicly-owned insurance holding company. In May

1995, the Company incorporated Executive Risk N.V. ("ERNV"), a Dutch insurance company, to participate in professional liability opportunities.

     1996 Aetna Transactions. In March 1996, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Aetna and its then parent, Aetna Life and Casualty Company ("AL&C"). On March 26, 1996 (the "Repurchase Closing Date"), the Company purchased from Aetna 1,286,300 shares of ERI Common Stock and all 1,225,000 shares of ERI Class B Common Stock (together, the "Repurchased Common Stock"), at a price of $29.875 per share, or approximately $75 million in the aggregate. Prior to the Repurchase Closing Date, the Company's capital stock had consisted of 10,280,341 issued and outstanding shares of Common Stock and 1,225,000 issued and outstanding shares of Class B Common Stock. Prior to the Repurchase Closing Date, Aetna owned a total of 4,511,300 shares of ERI capital stock, consisting of (i) 3,286,300 shares of Common Stock, 32% of the issued and outstanding shares of Common Stock and (ii) all 1,225,000 shares of the Class B Common Stock. AL&C also owned and continues to own an option to purchase 100,000 shares of Company Common Stock at an exercise price of $12.00 per share (the "Aetna Option"). Counting the shares obtainable through exercise of the Aetna Option, AL&C had controlled 39.7% of the Common and Class B Common Stock outstanding prior to the Repurchase Closing Date.

     For approximately two and a half months following the Repurchase Closing Date, AL&C owned 2,000,000 shares of Common Stock, representing approximately 22% of the then issued and outstanding amount. In accordance with the Stock Purchase Agreement, the Company filed with the SEC a Form S-3 Registration Statement, under which it registered for public sale all 2,000,000 of Aetna's remaining shares. In connection with such offering, the Company also registered 300,000 newly issued shares. The underwritten public offering closed on June 7, 1996, on which date the 2,300,000 shares were sold at the price of $34.00 per share. Upon closure of such secondary offering, neither Aetna nor AL&C have any ownership interest in the Company, other than the Aetna Option.

     The Aetna Facility prior to 1997 Restructuring. Until early 1997, the Insurance Subsidiaries conducted D&O business primarily through the Facility, consisting of Aetna, ERII and ERSIC, each of which acted as an insurer or reinsurer, and ERMA, which acted as the product developer, marketer and managing underwriter. The Facility had operated under the terms of a number of related documents, including: (1) an Amended and Restated Agency and Insurance Services Agreement, dated as of January 1, 1994 among Aetna, the Company and ERMA (the "Pre-restructuring Agency Agreement"), (2) an Amended and Restated Quota Share Reinsurance Agreement, dated as of January 1, 1994, between Aetna and ERII respecting business issued by ERMA on Aetna policies (the "Pre-restructuring Aetna Quota Share Agreement"), (3) a Quota Share Reinsurance Agreement, dated as of January 1, 1994, between ERII and Aetna respecting certain business issued by ERMA on ERII policies (the "Pre-restructuring ERII Quota Share Agreement") and
(4) a Quota Share Reinsurance Agreement, dated as of January 1, 1994, between ERSIC and Aetna respecting certain business issued by ERMA on ERSIC paper (the "Pre-restructuring ERSIC Quota Share Agreement").

     Under the Pre-restructuring Agency Agreement, Aetna had authorized ERMA to underwrite and issue, on behalf of Aetna, policies of D&O insurance, financial institution trust department errors and omissions insurance ("Trust E&O"), and certain other insurance ("Other Lines"; collectively with D&O and Trust E&O, the "Aetna Lines"), all in accordance with prescribed underwriting guidelines and within defined liability limits. Under this agreement, ERMA had the exclusive right and authority to issue D&O insurance on behalf of Aetna in North America. This exclusive arrangement was binding on Aetna, its former parent, AL&C, and its subsidiaries; however, it was not binding on Aetna's current parent, Travelers/Aetna Property Casualty Corp. ("TAPCO"), or TAPCO's affiliates. The Pre-restructuring Agency Agreement was subject to termination upon two years' notice, provided that no such termination could be effective until December 31, 1999. Generally, where Aetna's policies were issued, Aetna ceded 50% of gross D&O liability to ERII on a quota share basis, with other specified percentages applicable to non-D&O policies. Where an Insurance Subsidiary's policy was issued, 12.5% of the gross D&O liability was ceded to Aetna on a quota share basis. For each reinsured policy, the reinsuring entity received premium from the reinsured entity and was obligated to pay a ceding commission to the reinsured entity.

     The 1997 Facility Restructuring. On February 13, 1997, the Company announced a restructuring (the "Restructuring") of its relationship with Aetna. In connection with the Restructuring, the Pre-restructuring Agency Agreement, Pre-restructuring Aetna Quota Share Agreement, Pre-restructuring ERII Quota Share Agreement and Pre-restructuring ERSIC Quota Share Agreement have been terminated and replaced with the following agreements: (a) a Restructuring Agreement, dated February 13, 1997 (the "Restructuring Agreement") by and among the Company, and its subsidiaries, Executive Re, ERII, ERSIC and ERMA (collectively, the "Subsidiaries"), and Aetna and Aetna's direct subsidiary, Aetna Casualty & Surety Company of Canada; (b) an Agency and Insurance Services Agreement, dated as of January 1, 1997, between Aetna and ERMA (the "1997 Agency Agreement"); and (c) a Quota Share Reinsurance Agreement, dated as of January 1, 1997, between Aetna and ERII (the "1997 Reinsurance Agreement").

     Pursuant to the 1997 Agency Agreement, ERMA retains the right and authority, on a non-exclusive basis, to (a) renew on Aetna paper all policies of Aetna Lines written or quoted prior to February 13, 1997, and (b) underwrite and issue new policies of Aetna D&O in the United States in accordance with existing underwriting guidelines and specified limitations on limits of liability. The 1997 Agency Agreement provides that annual gross premium volume written by ERMA with respect to Aetna Lines must not exceed an aggregate amount equal to the lesser of (a) 10% of the sum of the Company's total direct gross D&O premiums plus the total direct gross D&O premiums written by ERMA on Aetna policies under the 1997 Agency Agreement and (b) $25 million. The Company currently expects that it will underwrite and issue Aetna policies aggregating lower premium volumes than the maximums permitted under the 1997 Agency Agreement. Unless terminated sooner in accordance with its terms, the 1997 Agency Agreement will remain in effect through December 31, 1999 (subject to possible extension; see paragraph (e) below).

     Under the Pre-restructuring ERII and ERSIC Quota Share Agreements, Aetna had a 12.5% quota share participation in generally all direct D&O business written on ERII and ERSIC policies. Under the Restructuring Agreement, effective as of January 1, 1997, Aetna no longer participates in the Company's direct D&O business by way of reinsurance. During 1996, the Company's direct D&O business totaled approximately $225 million.

     Additionally, under the Pre-restructuring Aetna Quota Share Agreement, ERII had a 50% quota share participation in generally all Aetna D&O business issued by ERMA. ERII also had a quota share participation in Trust E&O and Other Lines business written by ERMA on behalf of Aetna. Pursuant to the Restructuring Agreement, as of January 1, 1997, ERII has a 100% quota share participation in all Aetna Lines business written by ERMA on behalf of Aetna. Under the 1997 Reinsurance Agreement, Aetna receives a ceding commission equal to actual producers' commissions plus 3.5% of gross written premiums, less return premiums, as an allowance for premium taxes and other costs and expenses incurred by Aetna in connection with the business covered under that agreement.

     In addition to modifying the agency and reinsurance relationships, the Restructuring Agreement provided for the following:

          (a) Mr. Joseph P. Kiernan, an officer of Aetna and TAPCO, has resigned from the Boards of Directors and Partnership Committee, as the case may be, of the Company, the Insurance Subsidiaries and ERMA, and Aetna no longer has any election or nomination rights with respect to the Boards of Directors or Partnership Committee of the Company and its Subsidiaries;

          (b) all restrictions on the Company's premium volume (other than as to the business written on Aetna policies as described above) and any remaining Aetna consent requirements for the Company's corporate governance have been terminated;

          (c) the Company has agreed to secure a portion of Aetna's reinsurance receivable from ERII under the Pre-restructuring Aetna Quota Share Agreement and the 1997 Reinsurance Agreement by means of providing Aetna with a standby letter of credit in an amount of not more than $25 million, subject to adjustment in the event of certain contingencies;

          (d) Aetna, on behalf of itself and its subsidiaries and certain affiliates, has agreed that for a period of two years it will not solicit the Company's (or any Subsidiary's) underwriters for employment; and

          (e) the parties have mutually agreed to meet in 1999 to discuss the possibility of entering into another agency relationship with respect to D&O beyond December 31, 1999.

     Under the Restructuring, the Company and its Subsidiaries have relinquished the exclusive right to underwrite and issue D&O on Aetna policies. As a result, competition for D&O business through the end of 1999 may increase. Management is of the opinion that there are potential benefits to the Company by virtue of the Restructuring, principally those flowing from the cessation of Aetna's 12.5% quota share participation in ERII's and ERSIC's direct D&O business, as described above. The financial benefits that may result from the Restructuring depend upon a number of assumptions and marketplace considerations, which are impossible to quantify at this time.

  Markets

     Directors & Officers Insurance. ERI's strategy has been to position itself as a niche player, developing specialized expertise in specific industry groups. With respect to domestic D&O, the Company markets its products in three principal sectors: Commercial Entities, Financial Institutions and Not-for-Profit Organizations. Based on the 1996 survey of the D&O industry conducted by Watson Wyatt Worldwide, ERI's management believes that the Company is a leading underwriter of primary D&O in the United States.

     The following table shows the gross D&O premiums written for each of the three principal sectors for the periods indicated:

                                                         GROSS DOMESTIC D&O PREMIUMS WRITTEN
                                                               YEAR ENDED DECEMBER 31,
                                                         -----------------------------------
                          SECTOR                           1996         1995
    ---------------------------------------------------  ---------    ---------
                                                                                     1994
                                                                   (IN THOUSANDS)  ---------
      Commercial Entities..............................  $ 136,598    $  88,318    $  47,993
      Financial Institutions...........................     54,433       45,169       36,922
      Not-for-Profit Organizations.....................     52,888       26,826       20,547
                                                         ---------    ---------    ---------
              Total....................................  $ 243,919    $ 160,313    $ 105,462
                                                          ========     ========     ========

     Within each of the D&O sectors, ERI has targeted and developed particular areas of expertise, a strategy that management believes has allowed ERMA and the Insurance Subsidiaries to develop and adapt their insurance products more knowledgeably and to underwrite submissions and process claims more professionally than competing companies. Management believes that such expertise, together with a strong reputation for prompt service and responsive claims handling, alleviates the pressure to compete on the basis of price during a "soft market," such as that which has prevailed within the industry in recent years. See "Competition."

     The Commercial Entities sector focuses principally on publicly owned, mid-sized companies, but also considers secondary layers of insurance (called "excess insurance") for larger public companies which carry primary D&O coverage from other insurers. In 1993, the Company also began to focus on coverages for small commercial entities (assets under $100 million), and a product specifically designed for the small, non-public commercial entity was introduced by the Company in late 1995. As with other sectors, ERI's commercial entity D&O strategy is to develop particularized knowledge of selected sub-sectors and then utilize its underwriting expertise in adapting coverage and assessing risks. Within the Financial Institutions D&O sector, the Company maintains specializations in several sub-sectors, such as community banks (including small depository institutions under $250 million in assets), large depository institutions, mortgage bankers, mutual fund companies and broker-dealers. The third sector, Not-for-Profit Organizations, underwrites for a variety of not-for-profit healthcare facilities (principally hospitals) and social service/charitable organizations (such as foundations, chambers of commerce, etc.).

     Errors & Omissions Insurance. ERMA underwrites and markets E&O insurance on ERII and ERSIC policy forms directly. Non-lawyer E&O underwriting has historically been performed within the MPL group, which was formed in 1992 and oversees the Company's basic line of E&O products. Through the MPL unit, the Company offers E&O products providing up to $5 million in coverage to a variety of smaller to medium-sized, independent professional firms in a wide variety of service sectors, including financial services and real estate sectors. During 1996, the Company initiated an effort to focus on a line of financial institution E&O products, such as policies for mutual fund sponsors, financial advisory firms and related financial industry participants. Such products are offered via a new Financial Institutions E&O unit within the Underwriting Department.

     Following a research and development program, the Company formed the LPL underwriting group in 1993. Using only attorney-underwriters, this group underwrites E&O for mid-size and larger law firms (generally those with at least 35 lawyers) on a primary or excess coverage basis. The Company believes that its use of experienced lawyers in the marketing and underwriting process has proven to be attractive to firms within the target market. Effective January 1, 1996, a reinsurance program, involving a number of domestic and international reinsurance markets, is in place, and as a result, in 1996 the Company began to market lawyers E&O policies up to policy limits of $50 million each loss and $100 million in the aggregate. See "Reinsurance."

     Program administration involves contracting with third party producers who, with special expertise in a specific class of E&O risk, agree to underwrite Company policies within carefully defined parameters. The Company currently has four program administration arrangements in place, and management anticipates that this could evolve into a significant distribution methodology for the Company's E&O products. (See "Marketing.")

     International. In January 1993, the Company entered into a joint venture agreement with UAP to write D&O insurance for European companies. During 1996, UAP announced that it had agreed to merge with Axa; the merged entity, which is known as AXA-UAP Group, is the largest insurance organization in Europe. Under the UPEX joint venture agreement, the Company has agreed that it will not market D&O insurance outside North America, except that it may offer D&O through UPEX and in countries where UPEX elects not to do business. UPEX offers D&O policies issued by UAP, up to a maximum $25 million policy limit, subject to certain foreign currency adjustments, and the Company assumes a 50% participation in these policies. Commencing operations in November 1993, UPEX underwrote approximately $22 million in gross premiums in 1996. The management of AXA-UAP Group is largely comprised of AXA management officials, and the Company cannot at this time predict what, if any, effect the change in management will have with respect to the operation of the UPEX joint venture.

     The Company's Dutch subsidiary, ERNV, was founded in May 1995 to participate in professional liability opportunities. ERNV was formed initially to participate in a Netherlands-based D&O pool, which participation ended December 31, 1996. ERNV generated relatively small (less than $500,000) gross premiums in 1996.

  Marketing

     The Company's products are distributed principally through licensed independent property and casualty brokers, excess and surplus lines brokers and licensed wholesalers. The Company's products are distributed by several thousand brokers. During 1996, no single office of any broker or organization accounted for a material portion of the gross premiums written through ERMA, and the Company was not dependent on any one broker. With the exception of a four-person branch in the Chicago area, the Company services domestic brokers from its Simsbury, Connecticut headquarters. Improvements to the Company's product distribution system are regularly under review, and the Company has recently established regional subdivisions within the Underwriting Department, to better manage relations with producers and insureds across the country.

     Marketing is conducted in a variety of ways, but is generally targeted at the agent and broker audience. The Company produces a quarterly newsletter, containing articles of interest to the D&O and E&O industry, which is widely distributed. Advertisements, articles in trade publications, seminar participations and convention sponsorships are among the other methods used to market the Company's products. Particularly in the health care D&O line, arrangements with national hospital and health care associations have been useful in presenting the Company's products to target markets. An in-house marketing and communications staff produces (or oversees production of) all of the Company's public relations materials. The Company believes that these efforts have resulted in widespread name recognition of the Company and its products within target markets.

     Beginning in 1995, the Company instituted relationships with insurance agencies with national or regional books of E&O program business. Under such a "program administration" relationship, a third party entity becomes the Company's agent to underwrite and issue E&O policies within guidelines specified by the Company. Program administrators are not authorized to handle or pay claims or bind reinsurance. The Company conducts due diligence procedures with respect to potential program administrators prior to entering into such contractual relationships, and it exercises on-going audit rights under the program administration agreements. As of year-end 1996, four program administration relationships were in effect, and others were being investigated.

  Underwriting

     General. The Company's general underwriting philosophy stresses two essential factors: expert consideration of complex insurance submissions, including those from harder-to-insure applicants, and profitability over premium growth. Accordingly, the Company prices premiums based primarily upon specific risk exposure, including loss experience, rather than primarily upon market factors. The table below sets forth statutory loss ratios and combined ratios for the periods indicated for the Insurance Subsidiaries and the property/casualty industry. The Insurance Subsidiaries' specialty products business is not directly comparable to the business of the property/casualty industry as a whole.

                                                            YEAR ENDED DECEMBER 31,
                STATUTORY ACCOUNTING              --------------------------------------------
                   PRACTICES DATA                 1996     1995      1994      1993      1992
    --------------------------------------------  ----     -----     -----     -----     -----
    Insurance Subsidiaries
      Loss Ratio................................  67.6%     67.4%     67.6%     67.6%     71.5%
      Combined Ratio............................  92.7      90.7      97.6     102.1     102.8
    Industry(1)
      Loss Ratio................................   *        78.9      81.1      79.5      88.1
      Combined Ratio(2).........................   *       105.0     107.2     105.7     114.6

---------------
 * Not available

(1) Source: Best's Aggregates & Averages -- Property-Casualty.

(2) Excludes policyholder dividends.

     The Company emphasizes industry specialization within its underwriting staff, which includes a number of professionals with operational experience from the industries being underwritten. ERMA's staff of underwriters works under the supervision of Stephen J. Sills, who has been with ERI since 1986 and is currently President, Chief Underwriting Officer and a director. In February 1997, the Company announced that John F. Kearney has been promoted to Senior Vice President and Chief Underwriting Officer of ERMA. In addition to consulting with members of the underwriting management team, underwriters may also consult with members of the Company's actuarial, claims and legal departments, as they analyze various aspects of a prospective insured's risk profile. Except with respect to the Company's higher volume, lower risk not-for-profit business (not including hospitals, where a Company-developed ratings system is utilized), submissions for D&O and E&O insurance are underwritten on a risk-by-risk basis.

     A large portion of the Company's policies have a one-year term, though the number of longer-term policies has been growing in recent years. Greater than one-year terms are offered in several situations, including "run-off " insurance coverage, which is most often purchased to protect the directors and officers of an acquired corporation during the three to six year period following a merger or acquisition. Most submissions for renewal of an expiring policy are re-underwritten and re-priced in accordance with the standard underwriting practices and procedures, which generally do not distinguish between new and renewal policies. The underwriting guidelines are set by the underwriting committees of the Insurance Subsidiaries.

     Particularly in the underwriting of its insurance business, the Company relies heavily on advanced computer technology, including its proprietary Underwriter Work Station ("UWS") software. By utilizing down-loaded data from the U.S. Department of Commerce and other sources, the UWS can be used to perform sophisticated financial modeling tasks, providing the Company with what it believes to be a competitive advantage in information-intensive industry segments, such as banking and large commercial accounts. For not-for-profit D&O and E&O business lines, the UWS is focused primarily on maximizing efficiencies in submissions handling and response.

  Claims

     General. Claims arising under insurance policies underwritten by the Company are managed by the Company's Claims department. Because of the nature of the Company's policies and the persons covered by D&O insurance, claims tend to be reported soon after the occurrence of a loss or an event representing a potential loss. Claims personnel are assigned to handle claims based, in part, on industry specialization. To assist its staff in claims management, the Company has developed a comprehensive automated electronic claim file system (the "Claims Information System") for administering and investigating claims, and calculating and updating case reserves. When the Company receives notice of a loss or potential loss, a claims handler is assigned to the claim and a claim file is created in the Claims Information System. This system electronically attaches a copy of the policy file to the claim file and can also help determine whether there are obvious claim issues, such as a claim being made outside the policy period. The Claims Information System automatically composes certain routine correspondence to the insured. All outgoing correspondence, reports from monitoring counsel and other relevant data are entered in the Claims Information System claim file.

     In reviewing the claim, the Claims Information System, utilizing staff-entered severity code information relating to various claim characteristics, helps to ensure objectivity, and consequently consistency, of claims evaluation. The severity classification assigned to a particular claim assists in determining the frequency and manner in which the claim is administered. All significant claims are reviewed at least quarterly. Claims assigned a high severity code are monitored more frequently and typically assigned to outside legal counsel for review and monitoring. The Company's insurance policies have not generally contained a "duty to defend" provision requiring it to hire attorneys to defend its insureds, although duty to defend types of policies are becoming an increasingly important part of the Company's product mix. Even where there is no duty to defend, however, the Company does in certain instances become closely involved with defense counsel in evaluating claims and developing litigation management and settlement strategies. The Company believes that its experience in resolving claims and its proactive approach to claims management has contributed to the advantageous resolution of many cases.

     Based in part on the claims severity code and other factors developed by the claims handler (assisted by the Claims Information System), the Claims department recommends a case reserve for each claim. As more information is discovered with respect to a claim, the claims handler may recommend an increase or decrease in case reserves. The Company believes that the claims analysis permitted by the Claims Information System helps the Company to evaluate claims and make informed judgments with respect to case reserves promptly. See "Reserves."

  Reinsurance

     General. The Company has historically used reinsurance arrangements to limit the amount of risk retained under policies written or reinsured by the Insurance Subsidiaries. With respect to D&O risks, the Company purchased an excess-of-loss reinsurance treaty in 1995 and 1996 providing for 100% reinsurance protection (20% in 1994), subject to aggregate limits and other restrictions, on losses incurred in excess of $2.5 million up to a limit of $10 million. The treaty was renewed effective January 1, 1997 under substantially the same terms and conditions as applied in 1996. In 1995, ERII and ERSIC also entered into a D&O quota share reinsurance treaty, with various reinsurers, covering 90% of losses in excess of $10 million up to (i) $25 million through February 28, 1997 and (ii) $35 million from and after March 1, 1997, subject in both cases to certain limitations. In addition, for the Company's D&O coverages assumed from UAP since January 1, 1995, ERII has entered into a quota share reinsurance treaty, with various reinsurers, which generally provides for 70% reinsurance protection on losses incurred, subject to certain restrictions.

     Effective January 1, 1996 and subject to certain limitations, the Company's Lawyers Professional Liability product is reinsured, through a number of domestic and international markets, in a combination quota share and excess of loss reinsurance program whereby the Company retains more of the risk insured on lower limit policies and cedes more of the risk insured on higher limit policies. This program limits the Company's exposure to slightly under $5 million on a policy with a maximum limit of $50 million. For the Company's other E&O coverages, ERII and ERSIC have entered into quota share reinsurance treaties with various reinsurers, which generally provide for between 75% and 90% reinsurance protection on losses incurred, subject to certain restrictions.

     Since the Company, in its role as ceding insurer, remains responsible for policy claims without regard to the extent the reinsurer does or does not pay such claims, reinsurers are carefully selected, taking into consideration the financial stability of a potential reinsurer and its service and claims paying history. While the Company endeavors to diversify its reinsurance relationships and to reinsure with financially sound reinsurers, there can be no assurance that the Company will not experience difficulties in the future in recovering under these arrangements should one or more of its reinsurers experience financial difficulties.

     The Company's reinsurance programs include material exposure to Lloyd's, which is a collection of underwriters (known as "Names") who group together annually to form syndicates. Lloyd's syndicates have experienced substantial underwriting losses and decreases in underwriting capacity in the past, and they underwent a restructuring of liabilities during 1996. The long-term success or failure of such restructuring could affect Lloyd's syndicates' ability to meet their reinsurance obligations. The Company, together with its reinsurance brokers, performs a periodic security analysis of its Lloyd's exposure, including quantitative and qualitative analyses, and management believes that the syndicates supporting the Company's reinsurance programs are financially stable.

     For the year ended December 31, 1996, the Company's total ceded premiums were approximately $121.7 million, of which approximately $33.2 million were ceded to Lloyd's syndicates. To date, the Company has experienced no reinsurance recoverable defaults. The availability and cost of reinsurance arrangements are subject to prevailing market conditions, which are beyond the Company's control. As a result of these or other factors, the Company may in the future choose to revise further its reinsurance practices to increase, decrease or eliminate entirely the amount of risk it cedes to reinsurers.

     Primarily due to expense considerations in light of past experience, the Company does not purchase "clash" reinsurance protection. Clash coverage protects the ceding insurer in situations where there are multiple losses -- either in a single line of business or multiple lines of business -- arising out of a single event.

  Reserves

     The Company is liable for losses and loss adjustment expenses ("LAE") under its insurance policies and reinsurance treaties. Both D&O and E&O policies are generally written on a "claims made" form. In general, a claims made policy provides for payment with respect to any claim made against the insured during the policy period with respect to a covered act. In many cases, several years may elapse between the reporting of the claim or covered act to the Company and the Company's payment on a related loss. The Company reflects its liability for the ultimate payment of incurred losses and LAE by establishing loss and LAE reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events that have occurred.

     The Company maintains two classes of reserves. When a claim is reported, the Company establishes an initial case reserve for the estimated amount of the Company's ultimate losses and LAE. This estimate reflects a judgment, based on the Company's reserving practices and the experience of the Company's claims staff, regarding the nature and value of the reported claim. The Company may periodically adjust the amount of case reserves as additional information becomes known or partial payments are made. The Company also establishes incurred but not reported reserves ("IBNR reserves") on an aggregate basis to provide for future developments on case reserves, as well as for claims reported to the insured or to the Company but not yet recorded by the Company. IBNR reserves are established based on the experience of the Company and the insurance industry generally with respect to the average frequency and severity of insured events.

     Reserves are estimates involving actuarial and statistical projections of the cost of the ultimate settlement and administration of claims, based on known facts and circumstances, predictions of future events, estimates of future trends in claims severity and other variable factors such as inflation and new concepts of liability. It may be necessary in the future to revise estimated potential loss exposure, and therefore the Company's loss reserves. During the claim settlement period, which may be years in duration, additional facts regarding claims and trends may become known. As the Company becomes aware of new information, it may refine and adjust its estimates of its ultimate liability. The revised estimates of ultimate liability may prove to be less than or greater than the actual settlement or award amount for which the claim is finally discharged. As a consequence, actual losses and LAE paid may deviate, perhaps substantially, from estimates reflected in the Company's reserves in its financial statements.

     The Company's Insurance Subsidiaries, like other insurance companies, are subject to the risk of severe or multiple losses, which could significantly exceed the maximum loss previously assumed. To the extent reserves prove to be inadequate after taking into account available reinsurance coverage, the Company augments its reserves, resulting in a current-year charge to earnings. In addition, loss reserves may prove to be inadequate in the event that a major part of the Company's reinsurance coverage were to become uncollectible. See "Reinsurance."

     Since 1988, the Company has retained the services of an independent actuarial consulting firm to provide opinions regarding reserves as required for state regulatory filings. The Company intends to retain such services in the future. Although the Company believes that its reserves are adequate, there can be no assurance that ultimate loss experience will not exceed the Company's reserves, which may result in a material adverse effect on the Company's financial condition and results of operations. The following table sets forth a reconciliation of beginning and ending reserves for unpaid losses and LAE, net of reserves for reinsured losses and LAE, for the years indicated.

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
Reserves for losses and LAE at beginning of period,
  gross....................................................  $324,416     $254,758     $215,151
Reinsurance recoverable at beginning of period.............   (33,531)      (8,958)      (6,053)
                                                             --------     --------     --------
Reserves for losses and LAE at beginning of period, net....   290,885      245,800      209,098
Provision for losses and LAE for current year claims.......   112,107       83,775       68,304
Decrease in estimated ultimate losses and LAE for prior
  year claims..............................................    (6,772)      (5,245)      (4,133)
                                                             --------     --------     --------
Total incurred losses and LAE..............................   105,335       78,530       64,171
Adjustment for foreign exchange loss on unpaid loss and
  LAE......................................................       (23)          58           27
Loss and LAE payments for claims attributable to:
  Current year.............................................     2,239          792          587
  Prior years..............................................    13,811       32,711       26,909
                                                             --------     --------     --------
Total payments.............................................    16,050       33,503       27,496
                                                             --------     --------     --------
Reserves for losses and LAE at end of period, net..........   380,147      290,885      245,800
Reinsurance recoverable at end of period...................    76,916       33,531        8,958
                                                             --------     --------     --------
     Reserves for losses and LAE at end of period, gross...  $457,063     $324,416     $254,758
                                                             ========     ========     ========

     As shown above, a result of the Company's normal reserving review, which includes a reevaluation of the adequacy of reserve levels for prior-years' claims, was that in 1996 the Company reduced its unpaid loss and LAE reserves for prior-years' claims by approximately $6.8 million. The Company does not consider reserve reductions to represent a trend, and there can be no assurance concerning future adjustments of reserves, positive or negative, for prior-years' claims. The procedures used in determining appropriate reserves at December 31, 1996 were consistent with prior-years' reserving methodologies.

     Except for the last seven lines, the following "Development of Reserves" table presents the development of unpaid loss and LAE reserves, net of reinsurance, from 1987 through 1996. The last seven lines of the table present that type of development on a "gross-of-reinsurance" basis for the periods following the Company's adoption of Statement of Financial Standards No. 113, "Accounting and Reporting For Reinsurance of Short-Duration and Long-Duration Contracts," as of January 1, 1993. The top line of the table shows the reserves for unpaid losses and LAE, net of reinsurance recoverables on unpaid claims, at the end of each of the indicated years. That net reserve represents the amount of unpaid losses and LAE for claims arising in the current year and all prior years that were unpaid at the balance sheet date, including IBNR reserves. The upper portion of the table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.

                            DEVELOPMENT OF RESERVES
                             (DOLLARS IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                         ---------------------------------------------------------------------------------------------------------
                           1987      1988      1989      1990       1991       1992       1993       1994       1995       1996
                         --------  --------  --------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Reserves for losses and
  LAE, net.............  $ 11,459  $ 43,273  $ 76,277  $ 111,987  $ 157,131  $ 188,438  $ 209,098  $ 245,800  $ 290,885  $ 380,147
  Reserves re-estimated
    as of end of year:
    1 year later.......    10,990    42,140    74,787    112,710    156,773    185,391    204,965    240,555    284,113
    2 years later......    10,345    38,653    70,708    112,333    153,726    181,258    199,720    233,783
    3 years later......     6,886    23,846    56,919    111,178    149,593    176,013    192,948
    4 years later......     2,801    10,057    55,764    110,597    144,348    169,241
    5 years later......     1,619     8,899    55,183    105,352    137,576
    6 years later......     1,635     8,916    49,938    100,368
    7 years later......     1,635     8,916    49,236
    8 years later......     1,635     8,916
    9 years later......     1,635
Cumulative redundancy
  (deficiency).........     9,824    34,357    27,041     11,619     19,555     19,197     16,150     12,017      6,772
Cumulative paid as of:
    1 year later.......  $      5  $     50  $  1,088  $   9,491  $  20,075  $  25,838  $  26,909  $  32,711  $  13,811
    2 years later......        33       449     4,815     26,321     44,814     47,270     56,823     42,851
    3 years later......        33     1,936    17,977     44,759     61,562     73,100     59,760
    4 years later......     1,283     2,072    26,483     56,572     78,916     75,751
    5 years later......     1,265     2,134    31,157     68,277     79,675
    6 years later......     1,265     4,421    38,435     68,671
    7 years later......     1,265     4,426    38,477
    8 years later......     1,265     4,441
    9 years later......     1,265
Net reserve -- December
  31...................                                                                 $ 209,098  $ 245,800  $ 290,885  $ 380,147
Reinsurance
  recoverables.........                                                                     6,053      8,958     33,531     76,916
                                                                                         --------   --------   --------   --------
Gross
  reserve -- December
  31...................                                                                 $ 215,151  $ 254,758  $ 324,416  $ 457,063
                                                                                         ========   ========   ========   ========
Net re-estimated
  reserve..............                                                                   192,948    233,783    284,113
Re-estimated
  reinsurance
  recoverables.........                                                                     2,339      9,123     33,536
                                                                                         --------   --------   --------
Gross re-estimated
  reserve..............                                                                 $ 195,287  $ 242,906  $ 317,649
                                                                                         ========   ========   ========
Gross cumulative
  redundancy...........                                                                 $  19,864  $  11,852  $   6,767
                                                                                         ========   ========   ========

     In the Company's early years of operation, the Company had little or no actual loss experience upon which to calculate reserves. As a result, its reserving methodologies were based largely on industry data. In recent years, the Company has developed reserves based upon its own loss experience. With this information available, the Company believes it is capable of estimating future losses, and consequently reserves, with a greater degree of accuracy than in the Company's early years of operations. There can be no assurance that the Company's reserves will be sufficient to cover ultimate losses.

  Investments

     The Company's investment philosophy is to seek optimum total return. This is done in a manner consistent with what management believes is a generally conservative investment approach, as evidenced by the portfolio's quality characteristics, liquidity and diversification. The Company has established investment guidelines and policies and oversees management of the investment portfolio through the Finance Committee of the Company's Board of Directors. Investment policies are approved by its Board of Directors or Finance Committee. All investments are reviewed periodically by the Finance Committee, and exceptional investment decisions are submitted for advance approval. In addition to the specifications in the investment policy statements, all investments of the Insurance Subsidiaries must meet the applicable state statutory requirements.

     The Company's investment policies specify limitations as to type of investment and exposure to single issuers. Investments currently consist principally of U.S. Government securities, corporate and municipal obligations, mortgage-backed and asset-backed securities, partnership interests and common equities (including mutual fund shares). At December 31, 1996, the Company had no direct investments in mortgages or equity real estate, other than its headquarters building in Simsbury, Connecticut. Investments in securities backed by the full faith and credit of the U.S. Government and U.S. Government agencies may be made without limitation. Additionally, the Company's allocation to one of its external investment managers permits holdings of up to $6.9 million in non-investment grade debt securities.

     The following table summarizes the investment portfolio of the Company, by asset class, as of December 31, 1996.

                                                                   DECEMBER 31, 1996
                                                         --------------------------------------
                                                         FAIR VALUE     COST(1)      PERCENT(2)
                                                         ----------     --------     ----------
                                                                 (DOLLARS IN THOUSANDS)
    U.S. Treasury or agency securities.................   $  24,734     $ 24,621          3.6%
    Municipal securities...............................     439,281      424,012         63.6
    Corporate fixed income securities..................      92,855       91,528         13.4
    Mortgage and other asset backed securities.........      61,955       60,911          9.0
    Foreign government securities......................       1,567        1,517          0.2
                                                           --------     --------        -----
              Total fixed maturities...................     620,392      602,589         89.8
                                                           --------     --------        -----
    Equity securities..................................      45,877       35,820          6.6
    Short-term investments and cash....................      24,706       24,706          3.6
                                                           --------     --------        -----
              Total investments and cash...............   $ 690,975     $663,115        100.0%
                                                           ========     ========        =====

---------------
(1) Amortized cost for fixed maturities and short-term investments.

(2) Percent of total portfolio, based on fair value.

     Except with respect to a portion of the allocation to one of its investment managers, representing a small part of the total portfolio (see above), new investments in publicly-traded fixed income securities, both short-and long-term, are restricted to issues that maintain a quality rating equal or equivalent to Baa/BBB or better from Standard & Poor's ("S&P") or Moody's Investors Service, Inc. ("Moody's"). Should an investment in the portfolio be downgraded below this rating, the investment is not necessarily sold immediately but is closely monitored for further deterioration of credit quality and the need to write down the book value of the investment. Private placements or other investments with lower ratings or investments not rated by those agencies are permitted, if approved by the Finance Committee and reported to the Board of Directors. Cash and publicly-traded fixed income securities comprised 91.1% (based on fair value) of the total investment portfolio as of December 31, 1996. At December 31, 1996, over 99% of the Company's publicly-traded bond portfolio was rated investment grade. The following table sets forth the composition of the Company's publicly-traded fixed income securities, by quality rating, as of December 31, 1996.

                                    RATINGS                                   DECEMBER 31,
                                 (S&P/MOODY'S)                                  1996(1)
    ------------------------------------------------------------------------  ------------
      AAA/Aaa...............................................................       57.7%
      AA/Aa.................................................................       20.7
      A/A...................................................................       19.3
      Other.................................................................        2.3
                                                                                  -----
              Total.........................................................      100.0%
                                                                                  =====

---------------
(1) Based on fair value.

     The National Association of Insurance Commissioners ("NAIC") has a fixed income securities rating system that assigns to investment securities certain ratings, called "NAIC designations," that are used by insurers when preparing their annual statutory financial statements. The NAIC assigns designations to publicly-traded and privately-placed securities. Designations assigned by the NAIC range from 1 to 6, with 1 representing securities of the highest quality. As of December 31, 1996, 97.1% (based on amortized cost) of the Insurance Subsidiaries' fixed income investment portfolio was invested in securities rated 1 by the NAIC.

     The investment portfolio is designed to provide sufficient liquidity to enable the Company to satisfy its obligations on a timely basis. Although the investment guidelines permit investments with a maturity range of up to 30 years, the Company generally invests in the five to fifteen year maturity range. The following table indicates the composition of the Company's fixed maturity investments, based on fair value, by time to maturity as of December 31, 1996.

                                    TIME TO                                   DECEMBER 31,
                                    MATURITY                                      1996
    ------------------------------------------------------------------------  ------------
    0 -1 year...............................................................        6.5%
    1 - 5 years.............................................................       30.7
    5 - 10 years............................................................       59.3
    10+ years...............................................................        3.5
                                                                                  -----
              Total.........................................................      100.0%
                                                                                  =====

     The investment policies of the Company permit hedging activities to mitigate losses associated with fluctuations in foreign currency. At this point, the Company has no material foreign currency exposure. The Company's initial investments of 6.0 million French francs in the UPEX joint venture and 3.0 million Dutch guilders in ERNV (see "International") are viewed as long-term capital commitments and, as such, are not hedged against fluctuations in the dollar value of the foreign currencies. The Company also maintains, in eleven different European currencies, $2.9 million (as translated to U.S. dollars) of loss reserves assumed from UAP, which are not hedged against fluctuations in the value of these currencies. The Company could determine at a future date to engage in hedging transactions with respect to any foreign currency risk associated with its international operations, including UPEX and ERNV.

     The Company's assets are invested, subject to the above mentioned statutory constraints and guidelines, to maximize after-tax investment returns. The Company attempts to optimize the blend of income from tax-exempt/taxable securities to achieve maximization of after-tax investment income. The following table illustrates the breakdown of the portfolio between taxable and tax-exempt securities as of December 31, 1996.

                                                                        DECEMBER 31, 1996
                                                                ---------------------------------
                                                                                          PERCENT
                                                                     FAIR VALUE           -------
                                                                ---------------------
                                                                (DOLLARS IN MILLIONS)
    Tax-exempt securities.....................................         $ 439.3               63.6%
    Taxable securities........................................           251.7               36.4
                                                                        ------              -----
              Total...........................................         $ 691.0              100.0%
                                                                        ======              =====

     The Company's investments are managed by Conning & Company, Black Rock Financial Management and Hyperion Capital Management. Conning & Company is a stockholder of the Company. In addition, the Company utilizes the investment management services of Vanguard Group.

  Regulation

     General. As insurance companies, ERII and ERSIC are subject to supervision and regulation in the states in which they transact business. Such supervision and regulation, which is designed primarily for the protection of policyholders and not shareholders, relates to most aspects of an insurance company's business and includes such matters as authorized lines of business; underwriting standards; financial condition standards; licensing of insurers; investment standards; premium levels; policy provisions; the filing of annual and other financial reports prepared on the basis of Statutory Accounting Practices; the filing and form of actuarial reports; the establishment and maintenance of reserves for unearned premiums, losses and LAE; transactions with affiliates; dividends; changes in control; and a variety of other financial and nonfinancial matters. Additionally, ERMA is subject to supervision and regulation under state insurance agency laws in the states in which it does business as an insurance agent. Insurance regulatory authorities have broad administrative powers to regulate trade practices and in that connection to restrict or rescind licenses to transact business and to levy fines and monetary penalties against insurers and insurance agents found to be in violation of applicable laws and regulations.

     Licenses. The Company has obtained insurance company licenses for ERII in all states other than Colorado, where the application is pending, and Connecticut, where ERSIC is the licensed entity. ERSIC is licensed as an insurance company in Connecticut, its state of domicile, and is an eligible surplus lines insurer in all other states. In a small number of states, the Company's ability to write insurance is limited to its core liability lines, and the Company is seeking to expand its authority to include all property/casualty lines in such states. Future flexibility with respect to certain new products could be limited to the extent that the Company is unable to secure additional authorized lines of business in these remaining states.

     At December 31, 1996, ERMA was licensed as an insurance agent in 26 states and the District of Columbia, with ERMA officers licensed as agents or brokers in 49 states. At least 21 states license only individuals as insurance agents or brokers. Such restriction has not limited the Company's ability to write insurance; however, ERMA's ability to do business in the future could be limited to the extent that it is unable to secure necessary licenses.

     Regulation of Insurance Holding Companies. ERII and ERSIC are incorporated under the laws of Delaware and Connecticut, respectively. Delaware and Connecticut, like many other states, have laws governing insurance holding companies (such as ERI). Under Delaware and Connecticut law, ERII and ERSIC are each required to register annually and file certain reports with their respective domiciliary State Insurance Commissioners. Such reports must include current information concerning the capital structure, ownership, management, financial condition and general business operations of the filing Insurance Subsidiary and must also disclose certain agreements and transactions between such Insurance Subsidiary and its affiliates, which agreements must satisfy certain standards specified in the respective insurance laws.

     Under Delaware law, no person may acquire control of ERII or a corporation controlling ERII unless such person has filed a statement containing specified information with the Insurance Commissioner of the State of Delaware (the "Delaware Commissioner") and the Delaware Commissioner has approved such acquisition of control. Under Connecticut law, no person may acquire control of ERSIC or a corporation controlling ERSIC unless such person has filed a statement containing specified information with the Insurance Commissioner of the State of Connecticut (the "Connecticut Commissioner") and the Connecticut Commissioner has approved such acquisition of control. Under both Delaware and Connecticut law, any person acquiring, directly or indirectly, or holding proxies with respect to, 10% or more of the voting stock of any other person is presumed to have acquired "control" of such person. Accordingly, any purchase resulting in the purchaser owning 10% or more of the outstanding Common Stock of ERI would require prior approval of the Delaware and Connecticut Commissioners. Such prior approval requirement also would apply to an acquisition of proxies to vote 10% or more of the outstanding Common Stock of ERI and, therefore, in a proxy contest could delay or prevent a stockholder from acquiring such proxies. No assurance can be given as to whether or not the Company would seek to invoke these laws and regulations in the event of a contested solicitation of proxies.

     Under Delaware and Connecticut law, ERII and ERSIC, respectively, may not enter into certain transactions, including certain reinsurance agreements, management agreements and service contracts, with members of their insurance holding company system unless they have notified the applicable State Insurance Commissioner of their intention to enter into such a transaction and the applicable State Insurance Commissioner has not disapproved of such transaction within 30 days of such notice. Among other things, such transactions are subject to the requirements that their terms be fair and reasonable, that charges or fees for services performed must be reasonable and that the interests of policyholders not be adversely affected.

     Dividend Restrictions. As an insurance holding company, the Company is dependent on dividends and other permitted payments from the Insurance Subsidiaries to pay its cash dividends to stockholders. The ability of ERII and ERSIC to pay dividends to the Company is subject to Delaware and Connecticut insurance laws, respectively. See Note 8 of the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders.

     Regulatory Examinations. As part of its routine regulatory process, the Delaware Insurance Department conducts, typically once every three years, an examination of ERII. The report with respect to the most recent completed examination of ERII was issued in December 1995, and covered the period January 1990 through December 1993. The report contained no material adverse findings. ERSIC was incorporated in October 1991 and, as part of its routine regulatory process, the Connecticut Insurance Department conducts, typically once every five years, an examination of insurance companies domiciled in Connecticut. An examination of ERSIC by the Connecticut Insurance Department commenced in March 1995 and was completed in October 1995. Such examination covered the period from ERSIC's incorporation through December 31, 1993. There were no material adverse findings.

     Insurance regulatory authorities of other states in which the Insurance Subsidiaries hold insurance company licenses may examine the Company's selling practices within their jurisdictions, and such authorities are empowered to impose fines or other sanctions where such examinations reveal deficiencies. To date, only California has conducted a market conduct exam. That exam in 1996 resulted in no material adverse findings.

     The National Association of Insurance Commissioners. In addition to state-imposed insurance laws and regulations, the Insurance Subsidiaries are subject to accounting practices and reporting formats established by the NAIC. The NAIC also promulgates model insurance laws and regulations relating to insurance companies, which may or may not be adopted by state legislatures or departments of insurance. However, NAIC model laws and regulations have become increasingly important in recent years, due primarily to the NAIC's state regulatory accreditation program. Under this program, virtually all states have adopted certain required model laws and regulations and meet various staffing and other requirements and are "accredited" by the NAIC. Because the adoption of certain model laws and regulations is a prerequisite to accreditation, the NAIC's initiatives have taken on a greater level of practical importance in recent years.

     IRIS Ratios. The NAIC annually calculates 11 financial ratios to assist state insurance departments in monitoring the financial condition of insurance companies. Results are compared against a "usual range" of results for each ratio, established by the NAIC. For 1996, the Insurance Subsidiaries were outside the usual range for IRIS Ratio 2, "Change in Net Writings," which has been due to the above-average growth rate, due in part to conversions by insureds from Aetna D&O policies to ERII and ERSIC D&O policies. Additionally, ERSIC was outside the usual range for IRIS Ratio 8, "Agents' Balances to Surplus," at 52%, which resulted solely from the accounting for the intercompany pooling arrangement with ERII, and not from receivables actually due from third parties. On a group basis, the ratio of agents' balances to surplus is within the IRIS usual range. Management does not believe that the Insurance Subsidiaries' IRIS ratio results will adversely affect their ability to write new business.

     Capital and Surplus Requirements. The NAIC has developed risk-based capital ("RBC") formulas to be applied to all insurance companies, which formulas are used to calculate a minimum required statutory net worth, based on the underwriting, investment and other business risks inherent in an individual company's operations. Any insurance company which does not meet threshold RBC levels ultimately could become subject to increasing levels of regulatory scrutiny and regulatory action. Implementation of these requirements was required for the first time in regulatory filings covering fiscal 1994. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the insurance company's regulatory total adjusted capital to its authorized control level risk-based capital, both as defined by the NAIC. At December 31, 1996, the total adjusted capital (as defined by the NAIC) of ERII and ERSIC was in excess of the risk-based capital regulatory action level. The application of the proceeds from the February 1997 offering of capital securities by a trust affiliated with the Company caused the total adjusted capital of ERII and ERSIC to exceed the risk-based capital company action level, which is a higher standard. See Note 16 of the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders.

     The Insurance Subsidiaries' total adjusted capital at December 31, 1994 and 1995 was in excess of the risk-based capital standards specified by the NAIC for 1994 and 1995. The insurance laws of Delaware and Connecticut limit the retained exposure on any one risk to 10% of capital and surplus.

  Competition

     The insurance industry is highly competitive. ERI competes with domestic and foreign insurers and reinsurers, some of which have greater financial, marketing and management resources than ERI, and it may compete with new market entrants in the future. The Company believes its major competitors are American International Group, Inc. and The Chubb Corporation, who the Company believes are dominant competitors in the industry. Other competitors include ACE Limited, Associated Electric & Gas Insurance Services Limited, CNA Financial Corp., EXEL Limited, Great American Insurance Company, Gulf Insurance Company, Lloyd's syndicates, PHICO Insurance Company, Reliance Group Holdings, Inc. and Zurich-American Insurance Company. Competition is based on many factors, including the perceived financial strength of the insurer, pricing and other terms and conditions, services provided, ratings assigned by independent rating organizations (including A.M. Best Company, Inc. and S&P), the speed of claims payment and the reputation and experience of the insurer. Ultimately, this competition could affect ERI's ability to attract business on terms having the potential to yield appropriate returns.

  Employees

     At December 31, 1996 the Company employed approximately 310 full-time employees. None of the employees is subject to collective bargaining agreements and the Company knows of no current efforts to implement such agreements. The Company believes it has a good relationship with its employees.

ITEM 2.  PROPERTIES

     ERI's executive offices occupy an approximately 120,000 square foot, two-story office building that the Company owns in Simsbury, Connecticut. The Company believes that the premises provide adequately for its near-term space requirements in Connecticut. In addition, the Company occupies office space in the Chicago area (1,300 square feet) for its remote office operations. The operations of the Company are supported by local area networks of personal computers. The local networks in Simsbury and the Chicago area are interconnected by way of wide area telecommunications and provide services such as electronic mail, desktop faxing, real-time data communications, and batch file transfers.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to routine legal proceedings in connection with its insurance business. The Company does not believe that these legal proceedings will have a material adverse effect on the Company.

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

  Market Information

     The Common Stock, $.01 par value, of Executive Risk Inc. was listed for trading on the New York Stock Exchange ("NYSE") on March 15, 1994 under the symbol "ER". For the periods presented below, the high and low sales prices of the Registrant's Common Stock on the NYSE were as follows:

                                                              THREE MONTHS ENDED
                                         ------------------------------------------------------------
                                           MARCH 31       JUNE 30      SEPTEMBER 30      DECEMBER 31
                                         ------------     --------     -------------     ------------
    1996
    -----
    High sales price...................    $ 33.000       $ 38.250        $38.500          $ 42.000
    Low sales price....................    $ 26.250       $ 29.250        $33.375          $ 34.125

                                                              THREE MONTHS ENDED
                                         ------------------------------------------------------------
                                           MARCH 31       JUNE 30      SEPTEMBER 30      DECEMBER 31
                                         ------------     --------     -------------     ------------
    1995
    -----
    High sales price...................    $ 17.125       $ 19.000        $23.875          $ 29.000
    Low sales price....................    $ 13.625       $ 16.625        $18.375          $ 22.000

                                                                      THREE MONTHS ENDED
                                         PERIOD ENDED     -------------------------------------------
                                           MARCH 31       JUNE 30      SEPTEMBER 30      DECEMBER 31
                                         ------------     --------     -------------     ------------
    1994
    -----
    High sales price...................    $ 12.500       $ 14.875        $15.875          $ 14.250
    Low sales price....................    $ 10.875       $ 10.875        $12.750          $ 12.250

  Stockholders

     There were 94 holders of record of shares of the Company's Common Stock as of February 26, 1997. Approximately 90% of the Registrant's outstanding shares of Common Stock were held of record by Cede & Co., for an unknown number of beneficial owners.

  Dividends

     The Company paid cash dividends of $.02 per share in each quarter of 1996, 1995 and in June, September and December 1994. There is presently no intention to either increase or decrease the cash dividend on the Company's Common Stock in the foreseeable future. Future dividends will be dependent upon, among other things, the Company's earnings, financial condition, capital requirements and general business conditions.

ITEM 6.  SELECTED FINANCIAL DATA

     Financial Highlights on the inside front cover of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 24 through 30 of the 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of Executive Risk Inc. and its subsidiaries, included on pages 35 through 52 of the Company's 1996 Annual Report to Stockholders, are incorporated herein by reference:

        -- Consolidated Balance Sheets at December 31, 1996 and 1995.

        -- Consolidated Statements of Income for the years ended December 31,
           1996, 1995 and 1994.

        -- Consolidated Statements of Stockholders' Equity for the years ended
           December 31, 1996, 1995 and 1994.

        -- Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

        -- Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Information concerning the Company's directors and executive officers is incorporated herein by reference to the caption "Item 1. Election of Directors" in the definitive Proxy Statement involving the election of directors and other matters (the "Proxy Statement") which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference to the caption "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the caption "Beneficial Ownership of Stock" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  Financial Statements and Schedules

     The Financial Statements and schedules listed in the accompanying Index to Financial Statements and Schedules are filed as part of this Report.

  Exhibits

     The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

  Reports on Form 8-K

     The Company filed no Current Reports on Form 8-K during the quarter ended December 31, 1996. On February 18, 1997, the Company filed a Current Report on Form 8-K relating to the restructuring of its underwriting and reinsurance relationships with Aetna.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         EXECUTIVE RISK INC.
                                             (REGISTRANT)

                                          By:   /s/ LEROY A. VANDER PUTTEN
                                            ------------------------------------
                                                   LEROY A. VANDER PUTTEN
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: March 25, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                  SIGNATURE                                TITLE                     DATE
---------------------------------------------  -----------------------------    ---------------

         /s/ LeRoy A. Vander Putten            Chairman of the Board and         March 25, 1997
---------------------------------------------    Chief Executive Officer
           LEROY A. VANDER PUTTEN

            /s/ Robert H. Kullas               Director, Vice Chairman and       March 25, 1997
---------------------------------------------    Chief Operating Officer
              ROBERT H. KULLAS

            /s/ Stephen J. Sills               Director and President            March 25, 1997
---------------------------------------------
              STEPHEN J. SILLS

             /s/ Gary G. Benanav               Director                          March 25, 1997
---------------------------------------------
               GARY G. BENANAV

            /s/ Barbara G. Cohen               Director                          March 25, 1997
---------------------------------------------
              BARBARA G. COHEN
             /s/ John G. Crosby                Director                          March 25, 1997
---------------------------------------------
               JOHN G. CROSBY

           /s/ Patrick A. Gerschel             Director                          March 25, 1997
---------------------------------------------
             PATRICK A. GERSCHEL

             /s/ Peter Goldberg                Director                          March 25, 1997
---------------------------------------------
               PETER GOLDBERG

             /s/ Michael D. Rice               Director                          March 25, 1997
---------------------------------------------
               MICHAEL D. RICE

            /s/ Joseph D. Sargent              Director                          March 25, 1997
---------------------------------------------
              JOSEPH D. SARGENT

            /s/ Robert V. Deutsch              Executive Vice President,         March 25, 1997
---------------------------------------------    Chief Financial Officer,
              ROBERT V. DEUTSCH                  Chief Actuary and Chief
                                                 Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.
-----------
     (3)      -- Articles of incorporation and bylaws:
                 3.1  Amended and Restated Certificate of Incorporation of Executive Risk Inc.,
                      incorporated herein by reference to Exhibit 3.2 to the Registration
                      Statement on Form S-1 (No. 33-70820) of the Company (herein the
                      "Registration Statement").
                 3.2  Restated Bylaws of Executive Risk Inc., incorporated herein by reference to
                      Exhibit 3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

    (10)      -- Material contracts
                10.1  Stock Purchase Option between Executive Risk Inc. and The Aetna Casualty and Surety Company, incorporated herein by reference to Exhibit 10.3 to the
                      Registration Statement.
                10.2  Joint Venture Agreement, dated January 21, 1993, between Executive Re Inc.
                      and Union des Assurance de Paris'IARD, incorporated herein by reference to
                      Exhibit 10.17 to the Registration Statement.
                10.3  Rights Agreement between Executive Risk Inc. and Mellon Bank, N.A., as
                      Rights Agent, incorporated herein by reference to Exhibit 10.19 to the
                      Registration Statement.
                10.4  Employment Agreement, dated as of March 15, 1995, by and between Executive
                      Risk Inc. and Robert H. Kullas, incorporated herein by reference to Exhibit
                      10.13 to Annual Report on Form 10-K for the fiscal year ended December 31,
                      1994 (the "1994 10-K").
                10.5  Employment Agreement, dated as of March 15, 1995, by and between Executive
                      Risk Inc. and Stephen J. Sills, incorporated herein by reference to Exhibit
                      10.14 of the 1994 10-K.
                10.6  Employment Agreement, dated as of March 15, 1995, by and between Executive
                      Risk Inc. and Robert V. Deutsch, incorporated herein by reference to
                      Exhibit 10.15 to the 1994 10-K.
                10.7  Executive Risk Inc. Nonqualified Stock Option Plan, as amended and restated, filed herewith.
                10.8  Executive Risk Inc. Employee Incentive Nonqualified Stock Option Plan, as
                      amended and restated, filed herewith.
                10.9  Executive Risk Inc. IPO Stock Compensation Plan, as amended and restated, filed herewith.
               10.10  Executive Risk Inc. Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.19 to the 1994 10-K.
               10.11  Executive Risk Inc. Retirement Plan, incorporated herein by reference to
                      Exhibit 10.27 to the Registration Statement.
               10.12  Executive Risk Inc. Nonemployee Directors Stock Option Plan, as amended and restated, filed herewith.
               10.13  Employment Agreement, dated as of March 31, 1995, by and between the
                      Company and LeRoy A. Vander Putten, incorporated herein by reference to
                      Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March
                      31, 1995.
               10.14  Supplemental Pension Agreement by and among the Company, Aetna Life and
                      Casualty Company and LeRoy A. Vander Putten, dated as of March 31, 1995, incorporated herein by reference to Exhibit 10.3 to Quarterly Report on
                      Form 10-Q for the period ended March 31, 1995.

EXHIBIT NO.
-----------
               10.15  Executive Risk Inc. Stock Incentive Plan, incorporated herein by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December
                      31, 1996 (the "1996 10-K").
               10.16  Executive Risk Inc. Performance Share Plan, incorporated herein by reference to Exhibit 10.26 to the 1996 10-K.
               10.17  Stock Purchase Agreement, dated as March 22, 1996 by and among the
                      Executive Risk Inc., The Aetna Casualty and Surety Company and Aetna Life
                      and Casualty Company, incorporated by reference to Exhibit 2 to Current
                      Report on Form 8-K dated March 25, 1996 (the "March 1996 8-K").
               10.18  Term Loan Agreement, dated as of March 26, 1996, among Executive Risk Inc., the Banks signatory thereto and The Chase Manhattan Bank (National
                      Association), as Agent, incorporated by reference to Exhibit 3(a) to the
                      March 1996 8-K.
               10.19  Stock Pledge Agreement, dated as of March 26, 1996, between Executive Risk
                      Inc. and The Chase Manhattan Bank (National Association), as Agent,
                      incorporated by reference to Exhibit 3(b) to the March 1996 8-K.
               10.20  Restructuring Agreement, dated as of February 13, 1997, by and among
                      Executive Risk Inc., Executive Re Inc., Executive Risk Indemnity Inc.,
                      Executive Risk Specialty Insurance Company, Executive Risk Management
                      Associates, The Aetna Casualty and Surety Company and Aetna Casualty and
                      Surety of Canada, incorporated by reference to Exhibit 10.1 to Current
                      Report on Form 8-K dated February 18, 1997 (the "February 1997 8-K").
               10.21  Agency and Insurance Services Agreement, dated as of January 1, 1997, by and between The Aetna Casualty and Surety Company and Executive Risk
                      Management Associates, incorporated by reference to Exhibit 10.2 to the
                      February 1997 8-K.
               10.22  Quota Share Reinsurance Agreement, dated as of January 1, 1997, by and between The Aetna Casualty and Surety Company and Executive Risk Indemnity
                      Inc., incorporated by reference to Exhibit 10.3 to the February 1997 8-K.

    (11)      Statement regarding computation of per share earnings

    (13)      Executive Risk Inc. 1996 Annual Report to Stockholders; except for those portions thereof which are expressly incorporated by reference in the Annual Report on Form
              10-K for the year ended December 31, 1996, the Report to Stockholders is furnished for the information of the Securities and Exchange Commission only and is not to be deemed "filed" as part of this Annual Report on Form 10-K.

    (21)      Subsidiaries of Executive Risk Inc.

    (23)      Consents of experts and counsel
                23.1  Consent of Ernst & Young LLP

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                          PAGES
                                                                                          -----
Financial Statements of Executive Risk Inc.
      Report of Independent Auditors on Financial Statements............................     *
      Consolidated Balance Sheets at December 31, 1996 and 1995.........................     *
      Consolidated Statements of Income for the years ended December 31, 1996, 1995 and      *
        1994............................................................................
      Consolidated Statements of Stockholders' Equity for the years ended December 31,       *
        1996, 1995 and 1994.............................................................
      Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995      *
        and 1994........................................................................
      Notes to Financial Statements.....................................................     *
Schedule(s)
II    Condensed Financial Information of Registrant
      -- Balance Sheets.................................................................   S-1
      -- Statements of Income...........................................................   S-2
      -- Statements of Cash Flows.......................................................   S-3

Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
---------------
* Incorporated by reference to the Executive Risk Inc. 1996 Annual Report to Stockholders; see Exhibit 13 to this Annual Report on Form 10-K.

                   EXECUTIVE RISK INC. (PARENT COMPANY ONLY)
          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
(In thousands)
ASSETS
  Fixed maturities available for sale..................................  $     --     $ 16,717
  Cash and short-term investments......................................       109          401
                                                                         --------     --------
       TOTAL CASH AND INVESTED ASSETS..................................       109       17,118
  Accrued investment income............................................                    263
  Intercompany receivable..............................................       815           --
  Investment in subsidiaries and equity investees......................   206,366      187,539
  Deferred income taxes................................................     3,275        1,888
  Other assets.........................................................     6,413        4,398
                                                                         --------     --------
       TOTAL ASSETS....................................................  $216,978     $211,206
                                                                         ========     ========

LIABILITIES
  Note payable to bank.................................................    70,000       25,000
  Intercompany payable.................................................        --        4,211
  Accrued expenses and other liabilities...............................     2,203        4,270
                                                                         --------     --------
       TOTAL LIABILITIES...............................................    72,203       33,481

STOCKHOLDERS' EQUITY
  Common Stock.........................................................       104          116
  Additional paid-in capital...........................................    93,651       87,228
  Unrealized gain on investments, net of tax...........................    18,382       19,156
  Currency translation adjustments.....................................      (186)          29
  Retained earnings....................................................    65,384       74,315
  Cost of shares in treasury...........................................   (32,560)      (3,119)
                                                                         --------     --------
       TOTAL STOCKHOLDERS' EQUITY......................................   144,775      177,725
                                                                         --------     --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................  $216,978     $211,206
                                                                         ========     ========

                   EXECUTIVE RISK INC. (PARENT COMPANY ONLY)
          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
(In thousands)
REVENUES
  Net investment income.......................................  $   624     $   779     $    89
  Net realized capital gains..................................      503          --          --
                                                                -------     -------     -------
     TOTAL REVENUES...........................................    1,127         779          89

EXPENSES
  General and administrative expenses.........................    3,460       2,321       2,097
  Long-term incentive compensation............................      187       1,458       1,009
  Interest expense............................................    4,335       1,893       1,440
                                                                -------     -------     -------
     TOTAL EXPENSES...........................................    7,982       5,672       4,546
                                                                -------     -------     -------
     INCOME (LOSS) BEFORE TAXES AND EARNINGS OF
       SUBSIDIARIES...........................................   (6,855)     (4,893)     (4,457)
  Federal income tax benefit..................................   (2,543)     (2,100)     (1,473)
                                                                -------     -------     -------
     INCOME (LOSS) BEFORE EARNINGS OF
       SUBSIDIARIES...........................................   (4,312)     (2,793)     (2,984)
  Equity in earnings of subsidiaries..........................   32,417      28,079      22,224
                                                                -------     -------     -------
     NET INCOME...............................................  $28,105     $25,286     $19,240
                                                                =======     =======     =======

                   EXECUTIVE RISK INC. (PARENT COMPANY ONLY)
          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
(In thousands)
OPERATING ACTIVITIES
  Net income...............................................  $ 28,105     $ 25,286     $ 19,240
  Adjustments to reconcile net income to net cash provided
     by
     operating activities:
     Amortization of bond premium..........................        16           36            4
     Equity in earnings of Subsidiaries....................   (32,417)     (28,079)     (22,224)
     Net realized gains on investments.....................      (503)
     Deferred income taxes.................................    (1,073)        (622)      (1,579)
     Other.................................................      (635)      (1,450)       1,341
     Change in:
       Accrued investment income...........................       263         (146)        (117)
       Intercompany receivable/payable.....................     6,737        3,099          597
       Accrued expenses and other liabilities..............       587        1,476        2,168
                                                             --------     --------     --------
          Net Cash Provided by (Used in) Operating
            Activities.....................................     1,080         (400)        (570)
INVESTING ACTIVITIES
  Purchase of investment securities........................    (1,379)     (10,481)      (5,354)
  Proceeds from sales of fixed maturities held for sale        17,661
  Contribution of capital to ERII..........................   (10,870)                  (12,000)
  Distributions from subsidiaries..........................    15,104       14,387        5,864
                                                             --------     --------     --------
          Net Cash Provided by (Used in) Investing
            Activities.....................................    20,516        3,906      (11,490)
FINANCING ACTIVITIES
  Proceeds from exercise of options........................       423          241
  Cost of repurchase of Common Stock.......................   (75,025)      (3,119)
  Placement fees and other.................................      (192)
  Repayment of note payable to bank........................   (25,000)
  Note payable to bank.....................................    70,000
  Loan arrangement fees....................................      (980)
  Proceeds from over-allotment option exercise.............     9,675
  Dividends paid on Common Stock...........................      (789)        (919)        (690)
  Proceeds from issuance of Common Stock...................                              11,160
  Proceeds from conversion of warrants.....................                               4,200
  Offering Costs...........................................                                (912)
  Dividends paid on Preferred Stock........................                              (1,031)
                                                             --------     --------     --------
          Net Cash (Used in) Provided by Financing
            Activities.....................................   (21,888)      (3,797)      12,727
                                                             --------     --------     --------
          Net (Decrease) Increase in Cash and Short-Term
            Investments....................................      (292)        (291)         667
Cash and short-term investments at beginning of period.....       401          692           25
                                                             --------     --------     --------
          Cash and Short-Term Investments at End of
            Period.........................................  $    109     $    401     $    692
                                                             ========     ========     ========
Supplemental Cash Flow Disclosures:
  Income taxes received (paid).............................  $    763     $    (70)    $    350
  Interest paid on debt....................................    (4,131)      (1,888)      (1,451)