Form 10-Q
period 1997-03-31
EXECUTIVE RISK INC /DE/
filed 1997-05-13
CIK 914069

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 1997.

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

         As of May 8, 1997, there were 9,341,358 shares of Executive Risk Inc. Common Stock, $0.01 par value, outstanding, net of treasury shares.

                               EXECUTIVE RISK INC.

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                               PAGE

Item 1.  Financial Statements

   Independent Accountants' Review Report...............................................        2

   Consolidated Balance Sheets -
   March 31, 1997 and December 31, 1996.................................................        3

   Consolidated Statements of Income -
   Three Months Ended March 31, 1997 and 1996...........................................        4

   Consolidated Statements of Cash Flows -
   Three Months Ended March 31, 1997 and 1996...........................................        5

   Notes to Consolidated Financial Statements...........................................     6 -7

Item 2.  Management's Discussion and Analysis of Financial Condition and
   Results of Operations................................................................     7-10


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................................       10

Signatures..............................................................................       11


Exhibit 15 - Independent Accountants' Acknowledgment Letter.............................       12


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q, the Company's Annual Report on Form 10-K, its Annual Report to Stockholders, any subsequent Form 10-Q, any Current Report on Form 8-K or any other oral or written statements of, by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These include, but are not limited to, uncertainties and other factors relating to or inherent in cyclical industry conditions, government and regulatory policies, the reserving process, the legal and competitive environments in which the Company operates, international operations, and interest rate fluctuations. The words "believe," "expect," "anticipate," "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise.

ITEM 1.  FINANCIAL STATEMENTS


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Stockholders and Board of Directors
Executive Risk Inc.

We have reviewed the accompanying consolidated balance sheet of Executive Risk Inc. and its subsidiaries as of March 31, 1997, and the related consolidated statements of income and cash flows for the three-month period ended March 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Executive Risk Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated February 7, 1997, we expressed an unqualified opinion on those consolidated financial statements.




                                    /s/ ERNST & YOUNG LLP

Stamford, Connecticut
May 2, 1997

                               EXECUTIVE RISK INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    (Unaudited)
                                                                                     March 31,      December 31,
(In thousands, except share data)                                                      1997             1996
---------------------------------------------------------------------------------------------------------------
ASSETS
   Fixed maturities available for sale, at fair value
          (amortized cost: 1997 - $656,701 and 1996 - $610,589)                     $   664,303     $   628,564
   Equity securities available for sale, at fair value
          (cost: 1997 - $29,391 and 1996 - $27,820)                                      41,556          37,705
   Cash and short-term investments, at cost which approximates market                    70,671          24,706
                                                                                    ---------------------------
        TOTAL CASH AND INVESTED ASSETS                                                  776,530         690,975

   Premiums receivable                                                                   24,321          26,757
   Reinsurance recoverables                                                              96,068          77,724
   Accrued investment income                                                             10,578          10,126
   Investment in UPEX                                                                     1,136           1,087
   Deferred acquisition costs                                                            24,905          22,696
   Prepaid reinsurance premiums                                                          67,939          66,088
   Deferred income taxes                                                                 29,416          26,269
   Other assets                                                                          24,284          19,525
                                                                                    ---------------------------

        TOTAL ASSETS                                                                $ 1,055,177     $   941,247
                                                                                    ===========================

LIABILITIES
   Loss and loss adjustment expenses                                                $   499,316     $   457,063
   Unearned premiums                                                                    210,697         205,348
   Note payable to bank                                                                                  70,000
   Ceded balances payable                                                                18,702          26,402
   Accrued expenses and other liabilities                                                54,282          37,659
                                                                                    ---------------------------
        TOTAL LIABILITIES                                                               782,997         796,472


COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
   SECURITIES OF EXECUTIVE RISK CAPITAL TRUST                                           125,000
                                                                                    ---------------------------

STOCKHOLDERS' EQUITY
   Common Stock, $.01 par value; authorized - 52,500,000 shares; issued - 1997 -
      10,443,878 shares and 1996 - 10,439,628 shares;
      outstanding - 1997 - 9,329,457 shares and 1996 - 9,325,207 shares                     105             104
   Additional paid-in capital                                                            93,615          93,651
   Unrealized gains on investments, net of tax                                           12,845          18,382
   Currency translation adjustments                                                        (436)           (186)
   Retained earnings                                                                     73,611          65,384
   Cost of shares in treasury, at cost:
          1997 and 1996 - 1,114,421 shares                                              (32,560)        (32,560)
                                                                                    ---------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                      147,180         144,775
                                                                                    ---------------------------

        TOTAL LIABILITIES, PREFERRED SECURITIES OF EXECUTIVE RISK
                   CAPITAL TRUST AND STOCKHOLDERS' EQUITY                           $ 1,055,177     $   941,247
                                                                                    ===========================

         The accompanying notes are an integral part of the consolidated financial statements.

                               EXECUTIVE RISK INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               Three Months Ended March 31,
(In thousands, except per share data)                              1997            1996
------------------------------------------------------------------------------------------
REVENUES
   Gross premiums written                                        $ 83,035         $ 57,682
   Premiums ceded                                                 (33,298)         (18,831)
                                                                 -------------------------

      Net premiums written                                         49,737           38,851

   Change in unearned premiums                                     (3,508)          (4,938)
                                                                 -------------------------

       NET PREMIUMS EARNED                                         46,229           33,913

   Net investment income                                           10,105            7,375
   Net realized capital gains                                       1,006              954
   Other income                                                       146               92
                                                                 -------------------------

        TOTAL REVENUES                                             57,486           42,334

EXPENSES
   Loss and loss adjustment expenses                               31,321           22,894
   Policy acquisition costs                                         7,481            6,744
   General and administrative expenses                              5,539            3,168
   Long-term incentive compensation                                                    187
   Interest expense                                                 1,419              578
   Minority interest in Executive Risk Capital Trust                1,626
                                                                 -------------------------

       TOTAL EXPENSES                                              47,386           33,571
                                                                 -------------------------

       INCOME BEFORE INCOME TAXES                                  10,100            8,763

INCOME TAX EXPENSE (BENEFIT)
   Current                                                          2,277            1,735
   Deferred                                                          (591)            (197)
                                                                 -------------------------

                                                                    1,686            1,538
                                                                 -------------------------

        NET INCOME                                               $  8,414         $  7,225
                                                                 =========================


Earnings per common and common equivalent share                  $   0.83         $   0.60

Weighted average shares outstanding                                10,166           12,028

Earnings per common share - assuming full dilution               $   0.83         $   0.60

Weighted average shares outstanding - assuming full dilution       10,197           12,061

Dividends declared per common share                              $   0.02         $   0.02

         The accompanying notes are an integral part of the consolidated financial statements.

                               EXECUTIVE RISK INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Three Months March 31,
(In thousands)                                                                        1997          1996
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                    $   8,414     $   7,225
     Adjustments to reconcile net income to net cash provided by operating activities:
           Amortization and depreciation                                                 515           389
           Share of income of UPEX                                                      (146)          (92)
           Deferred income taxes                                                        (591)         (197)
           Amortization of bond premium                                                  363           444
           Net realized gains on investments                                          (1,006)         (954)
           Stock based compensation plans                                              1,090           791
           Amortization of loan arrangement fees                                         910
           Other                                                                       2,143          (819)
           Change in:
             Premiums receivable, net of ceded balances payable                       (5,264)         (905)
             Accrued investment income                                                  (452)        1,289
             Deferred acquisition costs                                               (2,209)       (3,928)
             Loss and loss adjustment expenses, net of reinsurance recoverables       23,909        18,117
             Unearned premiums, net of prepaid reinsurance premiums                    3,498         4,938
             Accrued expenses and other liabilities                                   (3,699)       (1,506)
                                                                                   -----------------------

             NET CASH PROVIDED BY OPERATING ACTIVITIES                                27,475        24,792

INVESTING ACTIVITIES

     Proceeds from sales of fixed maturities available for sale                       60,893        24,414
     Proceeds from sales of equity securities available for sale                       1,144
     Proceeds from maturities of investment securities                                10,897         7,758
     Purchase of investment securities                                              (106,222)      (16,165)
     Net capital expenditures                                                         (1,843)         (796)
                                                                                   -----------------------

           NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                       (35,131)       15,211

FINANCING ACTIVITIES

     Proceeds from exercise of options                                                    58           105
     Cost of repurchase of Common Stock                                                            (75,025)
     Placement fees and other                                                         (1,250)
     Repayment of note payable to bank                                               (70,000)      (25,000)
     Note payable to bank                                                                           70,000
     Proceeds from Capital Securities offering                                       125,000
     Dividends paid on Common Stock                                                     (187)         (230)
                                                                                   -----------------------

           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        53,621       (30,150)
                                                                                   -----------------------


           NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS                            45,965         9,853

Cash and short-term investments at beginning of period                                24,706        20,244

                                                                                   -----------------------

           CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                        $  70,671     $  30,097
                                                                                   =======================

         The accompanying notes are an integral part of the consolidated financial statements.

                               EXECUTIVE RISK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying unaudited interim consolidated financial statements of Executive Risk Inc. (the "Company" or "ERI") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Certain prior year amounts have been reclassified to conform with 1997 presentation.

NOTE 2 - REDEEMABLE PREFERRED STOCKS

On February 5, 1997, the Company formed Executive Risk Capital Trust (the "Trust"), a Delaware statutory business trust, the common securities of which are owned by the Company. The Trust sold 125,000 8.675% Series A Capital Securities ($1,000 per Capital Security) (the "Capital Securities") to certain institutional accredited investors pursuant to SEC Rule 144A. The Trust used the $125 million of proceeds received from the sale of the Capital Securities to purchase Junior Subordinated Debentures (the "Debentures") from the Company. The Company utilized the $123.5 million of net proceeds as follows: $70 million to repay the amount outstanding under the term loan portion of a senior credit facility arranged through The Chase Manhattan Bank, $45 million to make a surplus contribution to Executive Risk Indemnity Inc. and $8.5 million for general corporate purposes. Beginning April 22, 1997, the Capital Securities became exchangeable for fully registered Series B Capital Securities, which are not subject to restrictions on transfer.

Holders of the Capital Securities will be entitled to receive cumulative cash distributions, accumulating from the date of original issuance and payable semi-annually in arrears on February 1 and August 1 of each year at an annual rate of 8.675%. Interest on the Debentures, and hence distributions on the Capital Securities, may be deferred to the extent set forth in the applicable instrument. The Capital Securities are subject to mandatory redemption on February 1,2027, at a redemption price equal to the principal amount of, plus accrued but unpaid distributions on, the Debentures.

The Capital Securities are also prepayable in certain other specified circumstances at a prepayment price which includes a make-whole premium and in certain other cases without a make-whole premium. Payments of distributions and other amounts due on the Capital Securities have been guaranteed by the Company to the extent set forth in the applicable guarantee instrument.

NOTE 3 - RELATIONSHIP WITH AETNA CASUALTY AND SURETY COMPANY

On February 13, 1997, the Company and Aetna Casualty and Surety Company ("Aetna") entered into a series of agreements whereby the Company released Aetna from its contractual obligation to issue Directors and Officers liability insurance ("D&O") exclusively through Executive Risk Management Associates ("ERMA") until December 31, 1999, and Aetna may therefore begin to compete with the Company on D&O sooner than it otherwise could have. In exchange, Aetna has agreed that, effective January 1, 1997, Aetna is no longer a 12.5% quota share reinsurer of the Company's direct D&O

                               EXECUTIVE RISK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


NOTE 3 - RELATIONSHIP WITH AETNA CASUALTY AND SURETY COMPANY, CONTINUED

business. Additionally, effective January 1, 1997, the Company assumes 100% of the D&O written by ERMA on Aetna policies as compared to 50% in 1996 and prior years. Due to these changes, in 1997 the Company pays less in ceded premiums, and generally retains more risk, than if it had continued the prior reinsurance agreements with Aetna.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share ("EPS") and to restate all prior periods. SFAS 128 replaces primary EPS with basic EPS. Basic EPS is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. The dilutive effect of stock options and contingent shares is excluded from basic EPS. The impact of SFAS 128 is expected to result in basic earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $0.90 and $0.64 per share, respectively. Under SFAS 128, fully diluted EPS is replaced with diluted EPS. The impact of SFAS 128 on the calculation of diluted EPS for these quarters is not expected to be material.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management's discussion and analysis of financial condition and results of operations compares certain financial results for the three months ended March 31, 1997 with the corresponding period for 1996. The results of Executive Risk Inc. (the "Company" or "ERI") include the consolidated results of Executive Risk Management Associates ("ERMA"), Executive Re Inc. ("Executive Re"), and Executive Re's insurance subsidiaries, Executive Risk Indemnity Inc. ("ERII"), Executive Risk Specialty Insurance Company ("ERSIC"), and Executive Risk, N.V., a Dutch insurance company incorporated in the Netherlands under the ownership of Executive Re. In addition, the Company's results include Executive Risk Capital Trust, a Delaware statutory business trust (the "Trust"), and the Company's 50% interest in UAP Executive Partners ("UPEX"), a French underwriting agency which is a joint venture between the Company and Union des Assurances de Paris -- Incendie-Accidents. This interest is reported using the equity method of accounting.

Results of Operations

The Company's net income for the first quarter of 1997 was $8.4 million, or $0.83 per share on a fully diluted basis, as compared to $7.2 million, or $0.60 per share on a fully diluted basis, earned in the first quarter of 1996. The Company's operating earnings, calculated as net income before realized capital gains or losses, net of tax, were $7.8 million, or $0.76 per share on a fully diluted basis, for the quarter ended March 31, 1997 and $6.6 million, or $0.55 per share on a fully diluted basis, for the quarter ended March 31, 1996.

Gross premiums written increased by $25.3 million, or 44%, to $83.0 million in the first quarter of 1997 from $57.7 million in the first quarter of 1996. The increase was due to growth in sales in all of the Company's key lines of business, including domestic and international directors and officers liability insurance ("D&O") and miscellaneous professional liability errors and omissions insurance ("E&O").

Ceded premiums increased $14.5 million, or 77%, to $33.3 million in the first quarter of 1997 from $18.8 million in the first quarter of 1996. The rise in ceded premiums was due principally to increased cessions on E&O and certain D&O products as a result of higher writings, partially offset by a reduction in cessions to The Aetna Casualty and Surety Company ("Aetna"). Pursuant to a restructuring of the Company's relationship with Aetna entered into on February 13, 1997, effective January 1, 1997, Aetna is no longer a 12.5% quota share reinsurer of the Company's direct D&O business.

As a result of the foregoing, net premiums written increased $10.8 million, or 28%, to $49.7 million for the quarter ended March 31, 1997 from $38.9 million for the quarter ended March 31, 1996. Over the same periods, net premiums earned increased to $46.2 million from $33.9 million.

Net investment income increased by $2.7 million, or 37%, to $10.1 million for the quarter ended March 31, 1997 from $7.4 million for the quarter ended March 31, 1996. This increase resulted principally from growth in invested assets, measured on an amortized cost basis, from $509.9 million at March 31, 1996 to $756.8 million at March 31, 1997, as well as an increase in nominal yields. The nominal portfolio yield of the fixed maturity portfolio at March 31, 1997 was 6.24%, compared to 6.04% at March 31, 1996. The tax equivalent yields on the fixed maturity portfolio were 7.95% and 8.22% for these periods, respectively.

The Company's net realized capital gains were $1.0 million in both the first quarter of 1997 and the first quarter of 1996. In 1997, net capital gains were realized principally from the sale of fixed maturities and equity mutual fund distributions.

Loss and loss adjustment expenses ("LAE") increased by $8.4 million, or 37%, from $22.9 million in the first quarter of 1996 to $31.3 million in the comparable period of 1997 due to higher premiums earned. The Company's loss ratio was 67.8% in the first quarter of 1997 as compared to 67.5% in the first quarter of 1996. In connection with the Company's normal reserving review, which includes a reevaluation of the adequacy of reserve levels for prior years' claims, the Company reduced its unpaid loss and LAE reserves for prior report years by $1.9 million, or $0.12 per share on a fully diluted basis, in the first quarter of 1997. In the first quarter of 1996, the Company reduced its unpaid loss and LAE reserves for prior report years by $1.5 million, or $0.08 per share on a fully diluted basis. There can be no assurance that reserve adequacy reevaluations will produce similar reserve reductions and net income increases in future quarters.

Policy acquisition costs increased by $0.8 million, or 11%, to $7.5 million for the quarter ended March 31, 1997 from $6.7 million for the quarter ended March 31, 1996. The Company's ratio of policy acquisition costs to net premiums earned decreased from 19.9% in the first quarter of 1996 to 16.2% in the first quarter of 1997. The decrease in the policy acquisition cost ratio was primarily attributable to higher ceding commissions earned on the Company's reinsurance programs.

General and administrative ("G&A") expenses increased $2.3 million, or 75%, to $5.5 million in the first quarter of 1997 from $3.2 million in the first quarter of 1996 due largely to increased compensation, benefits and related overhead costs associated with the growth in premium volume. The ratio of G&A costs to premiums earned increased from 9.3% in the first quarter of 1996 to 11.9% in the first quarter of 1997.

The GAAP combined ratio decreased to 95.9% in the first quarter of 1997 from 96.7% in the first quarter of 1996. The decrease of 0.8 percentage points was attributable to the decrease in the policy acquisition cost ratio partially offset by increases in the G&A and loss ratios as discussed above. A combined ratio below 100% indicates profitable underwriting prior to the consideration of investment income, capital gains and interest expense. A company with a combined ratio exceeding 100% can still be profitable in that period due to such factors as investment income and capital gains realized during that period.

Interest expense of $1.4 million for the first quarter of 1997 and $0.6 million for the first quarter of 1996 was attributable principally to the outstanding balances under the Company's bank credit agreement. The outstanding balances were $25 million from January 1, 1996 through March 26, 1996 and $70 million from March 26, 1996 through February 5, 1997. On February 5, 1997, in connection with a capital securities offering by the Trust, the Company repaid the $70 million outstanding under the term loan portion of a senior credit facility (the "Senior Credit Facility") arranged through The Chase Manhattan Bank ("Chase"). In addition, interest expense for the first quarter of 1997 includes $0.9 million of loan arrangement fees paid to Chase in 1996 which were fully amortized in connection with the repayment of the senior credit facility. See "Liquidity and Capital Resources."

Minority interest in the Trust is attributable to distributions payable on the preferred securities of the Trust. See "Liquidity and Capital Resources."

Liquidity and Capital Resources

ERI is a holding company, the principal asset of which is equity in its subsidiaries. ERI's cash flows depend primarily on dividends and other payments from its subsidiaries. ERI's sources of funds consist primarily of premiums received by the insurance subsidiaries, revenues received by ERMA under insurance agency arrangements, investment income and proceeds from sales and redemptions of investments. Funds are used primarily to pay claims and operating expenses, to purchase investments, and to pay interest and principal under the terms of the Company's indebtedness for borrowed money.

Cash flows from operating activities were $27.5 million for the quarter ended March 31, 1997 and $24.8 million for the quarter ended March 31, 1996. The increase in operating cash flows resulted from an increase in net premiums received resulting from higher net premiums written partially offset by higher losses and G&A expenses paid. Rising loss payments are expected of a maturing professional liability underwriter.

The Company believes that it has sufficient liquidity to meet its anticipated insurance obligations as well as its operating and capital expenditure needs. The Company's investment strategy emphasizes quality, liquidity and diversification. With respect to liquidity, the Company considers liability durations, specifically loss reserves, when determining investment maturities. Average investment duration of the fixed maturity portfolio at March 31, 1997 and December 31, 1996 was 4.9 and 4.6 years, respectively, as compared to an expected loss reserve duration of 5.0 to 5.5 years. The Company's short-term investment pool was $70.7 million (9.1% of the total investment portfolio) at March 31, 1997 and $24.7 million (3.6%) at December 31, 1996. The short-term investment pool has increased in order to fund fixed maturity purchases anticipated to settle early in the second quarter of 1997 as well as expected near-term operating cash outflow needs.

The Company's entire investment portfolio is classified as available for sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and is reported at fair value, with the resulting unrealized gains or losses included as a separate component of stockholders' equity until realized. Due to a rise in interest rates, the market value of the portfolio at March 31, 1997 was 101% of amortized cost versus 103% of amortized cost at December 31, 1996. At March 31, 1997 and December 31, 1996, stockholders' equity was increased by $4.9 million and $11.9 million, respectively, to record the Company's fixed maturity investment portfolio at fair value. At March 31, 1997, the Company owned no derivative instruments, except for certain mortgage and other asset backed securities and two equity collars as described below.

On March 10, 1997, the Company and J.P. Morgan Securities Inc. ("J.P. Morgan") entered into two agreements providing for so-called "costless collars" on the Company's equity mutual fund holdings in order to reduce the Company's exposure to future market fluctuations. The first collar has a range of 90.00% to 112.88% of the Standard and Poor's ("S&P") 500 index on a notional value of $22.5 million. The second collar has a range of 90.00% to 108.48% of a custom index on a notional value of $9.5 million. This custom index combines 50% of the S&P Midcap index and 50% of the Russell 2000 index. The terms of the collars provide that the Company will receive payment from J.P. Morgan should the collar indices decline beyond the low points of the respective ranges indicated above, and the Company will make payments to J.P. Morgan should the indices appreciate beyond the high points of the ranges. At any level within the collar indices, the collars will expire with no cash to be received or paid by the Company. The collars mature on December 31, 1997. The fair value of the collars is not recognized in the financial statements.

On February 5, 1997, the Company formed the Trust, the common securities of which are owned by the Company. The Trust sold 125,000 8.675% Series A Capital Securities ($1,000 per Capital Security) (the "Capital Securities") to certain institutional accredited investors pursuant to SEC Rule 144A. The Trust used the $125 million of proceeds received from the sale of the Capital Securities to purchase Junior Subordinated Debentures (the "Debentures") from the Company. The Company utilized the $123.5 million of net proceeds as follows: $70 million to repay the amount outstanding under the term loan portion of the Senior Credit Facility, $45 million to make a surplus contribution to ERII and $8.5 million for general corporate purposes. Beginning

April 22, 1997, the Capital Securities became exchangeable for fully registered Series B Capital Securities, which are not subject to restrictions on transfer.

Holders of the Capital Securities will be entitled to receive cumulative cash distributions, accumulating from the date of original issuance and payable semi-annually in arrears on February 1 and August 1 of each year at an annual rate of 8.675%. Interest on the Debentures, and hence distributions on the Capital Securities, may be deferred to the extent set forth in the applicable instrument. The Capital Securities are subject to mandatory redemption on February 1, 2027, at a redemption price equal to the principal amount of, plus accrued but unpaid distributions on, the Debentures.

The Capital Securities are also prepayable in certain other specified circumstances at a prepayment price which includes a make-whole premium and in certain other cases without a make-whole premium. Payments of distributions and other amounts due on the Capital Securities have been guaranteed by the Company to the extent set forth in the applicable guarantee instrument.

On February 18, 1997, the Company declared its first quarter dividend on the Company's Common Stock of $.02 per share, which was paid on March 31, 1997 to stockholders of record as of March 15, 1997. Such dividends totaled $0.2 million.



PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBIT INDEX

   Exhibit No.                    Description                              Page
   -----------                    -----------                              ----

       15            Independent Accountant's Acknowledgment Letter         12
       27            Financial Data Schedule                                13


b) REPORTS ON FORM 8-K

         On February 18, 1997, the Company filed a Current Report on Form 8-K, which discussed the restructuring of its underwriting and reinsurance relationships with Aetna. Casualty and Surety Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     SIGNATURE                             TITLE                                      DATE
     ---------                             -----                                      ----
s/ Robert H. Kullas       Vice Chairman, Chief Operating Officer and              May 13, 1997
--------------------      Director
   Robert H. Kullas



s/ Robert V. Deutsch      Executive Vice President, Chief Financial Officer,      May 13, 1997
--------------------      Chief Actuary, Treasurer and Assistant Secretary
   Robert V. Deutsch      (Principal Financial and Accounting Officer)