Form 10-Q
period 1997-06-30
EXECUTIVE RISK INC /DE/
filed 1997-08-12
CIK 914069

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 1997.

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

   As of August 8, 1997, there were 9,569,868 shares of Executive Risk Inc. Common Stock, $0.01 par value, outstanding, net of treasury shares.

                               EXECUTIVE RISK INC.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                               PAGE
------------------------------                                               ----
Item 1.  Financial Statements


  Independent Accountants' Review Report ...............................        2

  Consolidated Balance Sheets -
  June 30, 1997 and December 31, 1996 ..................................        3

  Consolidated Statements of Income -
  Three Months and Six Months Ended June 30, 1997 and 1996 .............        4

  Consolidated Statements of Cash Flows -
  Six Months Ended June 30, 1997 and 1996 ..............................        5

  Notes to Consolidated Financial Statements ...........................      6-7

Item 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations ................................................     7-11


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Securityholders...............    11-12

Item 6.  Exhibits and Reports on Form 8-K ..............................    12-13

Signatures .............................................................       14


Exhibit 15.1 - Independent Accountants' Acknowledgment Letter ..........       --
Exhibit 27 - Financial Data Schedule ...................................       --


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q, the Company's Annual Report on Form 10-K, its Annual Report to Stockholders, any subsequent Form 10-Q, any Current Report on Form 8-K or any other oral or written statements of, by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These include, but are not limited to, uncertainties relating to cyclical industry conditions, government and regulatory policies, the reserving process, the legal and competitive environments in which the Company operates, international operations, interest rate fluctuations and the uncertainties related to the Company's possible entrance into new insurance lines and new geographic markets. The words "believe," "expect," "anticipate," "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise.

ITEM 1.  FINANCIAL STATEMENTS


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Stockholders and Board of Directors
Executive Risk Inc.

We have reviewed the accompanying consolidated balance sheet of Executive Risk Inc. and its subsidiaries as of June 30, 1997, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996 and the consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management.

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



                                              /S/ ERNST & YOUNG LLP


Stamford, Connecticut
August 1, 1997

                               EXECUTIVE RISK INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                      (Unaudited)
                                                                                        June 30,         December 31,
(In thousands, except share data)                                                         1997               1996
                                                                                       -----------        ---------
ASSETS
    Fixed maturities available for sale, at fair value
      (amortized cost:  1997 - $682,786 and 1996 - $610,589)                           $   700,651        $ 628,564

   Equity securities available for sale, at fair value
      (cost:  1997 - $37,250 and 1996 - $27,820)                                            54,729           37,705
   Cash and short-term investments, at cost which approximates market                       62,923           24,706
                                                                                       -----------        ---------
        TOTAL CASH AND INVESTED ASSETS                                                     818,303          690,975

   Premiums receivable                                                                      42,242           26,757
   Reinsurance recoverables                                                                116,600           77,724
   Accrued investment income                                                                10,847           10,126
   Investment in UPEX                                                                        1,051            1,087
   Deferred acquisition costs                                                               29,357           22,696
   Prepaid reinsurance premiums                                                             74,209           66,088
   Deferred income taxes                                                                    26,251           26,269
   Other assets                                                                             28,264           19,525
                                                                                       -----------        ---------
        TOTAL ASSETS                                                                   $ 1,147,124        $ 941,247
                                                                                       ===========        =========
LIABILITIES
   Loss and loss adjustment expenses                                                   $   545,951        $ 457,063
   Unearned premiums                                                                       238,999          205,348
   Note payable to bank                                                                                      70,000
   Ceded balances payable                                                                   26,747           26,402
   Accrued expenses and other liabilities                                                   39,254           37,659
                                                                                       -----------        ---------
        TOTAL LIABILITIES                                                                  850,951          796,472

Company obligated mandatorily redeemable preferred securities of subsidiary
   Executive Risk Capital Trust holding solely $125,000,000 aggregate principal amount of 8.675% Series B Junior Subordinated Deferrable Interest Debentures
   of the Company due February 1, 2027 and $3,866,000 aggregate principal amount of 8.675% Series A Junior Subordinated Deferrable Interest Debentures of the
   Company due February 1, 2027                                                            125,000
                                                                                       -----------        ---------

STOCKHOLDERS' EQUITY
   Common Stock, $.01 par value; authorized - 52,500,000 shares;
     issued - 1997 - 10,619,027 shares and 1996 - 10,439,628 shares
     outstanding - 1997 - 9,504,606 shares and 1996 - 9,325,207 shares                         106              104
   Additional paid-in capital                                                               99,223           93,651
   Unrealized gains on investments, net of tax                                              22,971           18,382
   Currency translation adjustments                                                           (556)            (186)
   Retained earnings                                                                        81,989           65,384
   Cost of shares in treasury, at cost:
     1997 and 1996 - 1,114,421 shares                                                      (32,560)         (32,560)
                                                                                       -----------        ---------
        TOTAL STOCKHOLDERS' EQUITY                                                         171,173          144,775
                                                                                       -----------        ---------

TOTAL LIABILITIES, PREFERRED SECURITIES OF EXECUTIVE
  RISK CAPITAL TRUST AND STOCKHOLDERS' EQUITY                                          $ 1,147,124        $ 941,247
                                                                                       ===========        =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               EXECUTIVE RISK INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                        Three Months Ended June 30,      Six Months Ended June 30,
(In thousands, except per share data)                      1997            1996            1997             1996
                                                        ---------        --------        ---------        ---------
REVENUES
   Gross premiums written                               $ 111,753        $ 90,357        $ 194,788        $ 148,039
   Premiums ceded                                         (39,512)        (33,043)         (72,810)         (51,874)
                                                        ---------        --------        ---------        ---------
      Net premiums written                                 72,241          57,314          121,978           96,165

   Change in unearned premiums                            (22,035)        (20,889)         (25,543)         (25,827)
                                                        ---------        --------        ---------        ---------
       NET PREMIUMS EARNED                                 50,206          36,425           96,435           70,338

   Net investment income                                   11,255           7,450           21,360           14,825
   Net realized capital gains (losses)                        335          (1,308)           1,341             (354)
   Other (losses) income                                      (31)            195              115              287
                                                        ---------        --------        ---------        ---------
       TOTAL REVENUES                                      61,765          42,762          119,251           85,096

EXPENSES
   Loss and loss adjustment expenses                       33,789          24,607           65,110           47,501
       Policy acquisition costs                             7,961           6,225           15,442           12,969
   General and administrative expenses                      6,546           3,912           12,085            7,080
   Long-term incentive compensation                                                                             187
   Interest expense                                                         1,296            1,419            1,874
   Minority interest in
     Executive Risk Capital Trust                           2,711                            4,337
                                                        ---------        --------        ---------        ---------
       TOTAL EXPENSES                                      51,007          36,040           98,393           69,611
                                                        ---------        --------        ---------        ---------

       Income Before Taxes                                 10,758           6,722           20,858           15,485

Income tax expense (benefit)
   Current                                                  4,477           3,899            6,754            5,634
   Deferred                                                (2,287)         (2,737)          (2,878)          (2,934)
                                                        ---------        --------        ---------        ---------
                                                            2,190           1,162            3,876            2,700
                                                        ---------        --------        ---------        ---------

       NET INCOME                                       $   8,568        $  5,560        $  16,982        $  12,785
                                                        =========        ========        =========        =========


Earnings per common and common equivalent share         $    0.83        $   0.57        $    1.66        $    1.17


Weighted average shares outstanding                        10,263           9,809           10,217           10,910


Earnings per common and common equivalent share -
     assuming full dilution                             $    0.83        $   0.56        $    1.66        $    1.17

Weighted average shares outstanding -
     assuming full dilution                                10,280           9,856           10,241           10,950

Dividends declared per common share                     $    0.02        $   0.02        $    0.04        $    0.04

NOTE: The sum of the 1996 quarters' earnings per share does not equal the year-to-date per share amount.

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             EXECUTIVE RISK INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                 Six Months Ended June 30,

(In thousands)                                                                        1997             1996
                                                                                   ---------        ---------
OPERATING ACTIVITIES

Net income                                                                         $  16,982        $  12,785
Adjustments to reconcile net income to net
cash provided by operating activities:
      Amortization and depreciation                                                    1,113              826
      Share of income of UPEX                                                           (115)             (60)
      Deferred income taxes                                                           (2,878)          (2,934)
      Amortization of bond premium                                                       760              739
      Net realized (gains) losses on investments                                      (1,341)             354
      Stock based compensation plans                                                   2,250            1,283
      Amortization of loan arrangement fees                                              910
      Other                                                                             (217)            (476)
      Change in:
          Premiums receivable, net of ceded balances payable                         (15,140)         (11,046)
          Accrued investment income                                                     (721)             833
          Deferred acquisition costs                                                  (6,661)          (3,180)
          Loss and loss adjustment expenses, net of reinsurance recoverables          50,012           40,215
          Unearned premiums, net of prepaid reinsurance premiums                      25,530           25,827
          Accrued expenses and other liabilities                                     (10,229)          (3,566)
                                                                                   ---------        ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                   60,255           61,600


INVESTING ACTIVITIES

    Proceeds from sales of fixed maturities available for sale                       141,182          114,129
    Proceeds from sales of equity securities available for sale                        1,370
    Proceeds from maturities of investment securities                                 17,661           12,560
    Purchase of investment securities                                               (234,610)        (130,777)
    Net capital expenditures                                                          (3,203)          (1,804)
                                                                                   ---------        ---------
          NET CASH USED IN INVESTING ACTIVITIES                                      (77,600)          (5,892)

FINANCING ACTIVITIES

    Proceeds from exercise of options                                                  2,189              233
    Cost of repurchase of Common Stock                                                                (75,025)
    Placement fees and other                                                          (1,250)            (136)
    Repayment of note payable to bank                                                (70,000)         (25,000)
    Note payable to bank                                                                               70,000
    Loan arrangement fees                                                                                (980)
    Proceeds from Capital Securities offering                                        125,000
    Proceeds from Over-allotment option exercise                                                        9,675
    Dividends paid on Common Stock                                                      (377)            (416)
                                                                                   ---------        ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         55,562          (21,649)
                                                                                   ---------        ---------
          NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS                             38,217           34,059
                                                                                   ---------        ---------
Cash and short-term investments at beginning of period                                24,706           20,244
                                                                                   ---------        ---------
          CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                         $  62,923        $  54,303
                                                                                   =========        =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               EXECUTIVE RISK INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

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

Certain prior year amounts have been reclassified to conform with the 1997 presentation.

NOTE 2 - REDEEMABLE PREFERRED STOCKS

On February 5, 1997, the Company formed Executive Risk Capital Trust (the "Trust"), a Delaware statutory business trust, the common securities of which are owned by the Company. The Trust sold 125,000 8.675% Series A Capital Securities ($1,000 per Capital Security) (the "Capital Securities") to certain institutional accredited investors pursuant to SEC Rule 144A. The Trust used the $125 million of proceeds received from the sale of the Capital Securities to purchase Junior Subordinated Debentures (the "Debentures") from the Company. The Company utilized the $123.5 million of net proceeds as follows: $70 million to repay the amount outstanding under the term loan portion of a senior credit facility arranged through The Chase Manhattan Bank, $45 million to make a surplus contribution to Executive Risk Indemnity Inc. and $8.5 million for general corporate purposes. On May 29, 1997, all of the Capital Securities were exchanged for Series B Capital Securities. The terms of the Series B Capital Securities are identical in all material respects to the terms of the Series A Capital Securities, except that the Series B Capital Securities have been registered under the Securities Act of 1933 and will not be subject to the $100,000 minimum liquidation amount transfer restriction and certain other transfer restrictions applicable to the Series A Capital Securities. The sole assets of the Trust are the Debentures.

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

NOTE 3 - RELATIONSHIP WITH AETNA CASUALTY AND SURETY COMPANY

On February 13, 1997, the Company and The Aetna Casualty and Surety Company ("Aetna") entered into a series of agreements whereby the Company released Aetna from its contractual obligation to issue Directors and Officers liability insurance ("D&O") exclusively through Executive Risk Management Associates ("ERMA") until December 31, 1999, and Aetna may therefore compete with the

                               EXECUTIVE RISK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)


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

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share ("EPS") and to restate all prior periods. SFAS 128 replaces primary EPS with basic EPS. Basic EPS is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. The dilutive effect of stock options and contingent shares is excluded from basic EPS. The impact of SFAS 128 is expected to result in basic earnings per share for the quarters ended June 30, 1997 and 1996 of $0.91 and $0.61 per share, respectively, and $1.81 and $1.25 for the six months ended June 30, 1997 and 1996, respectively. Under SFAS 128, fully diluted EPS is replaced with diluted EPS. The impact of SFAS 128 on the calculation of diluted EPS for these quarters is not expected to be material.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. SFAS 131 establishes standards for the reporting of operating segment information in both annual financial reports and interim financial reports issued to shareholders. Operating segments are components of an entity for which separate financial information is available and is evaluated regularly by the entity's chief operating management. Both Statements are effective for fiscal years beginning after December 15, 1997 and are not expected to have a material impact on the Company.

NOTE 5 - SUBSEQUENT EVENT

On August 12, 1997 the Company filed a registration statement on Form S-3 with respect to the issuance in an underwritten public offering of 1,000,000 shares of its Common Stock (plus an additional 150,000 shares which the underwriters will have an option to purchase from the Company solely to cover over-allotments, if any). There can be no assurance as to whether such issuance will be consummated, or, if so, as to the net proceeds which the Company will receive. In addition, the Company currently expects to issue up to $75,000,000 aggregate principal amount of debt securities during the third or fourth calendar quarters of 1997. There can be no assurance that such debt securities will be issued, or, if issued, as to the terms thereof, including without limitation the interest rate and other financial terms.

The Company expects to use the proceeds of the Common Stock offering and of any debt securities to make surplus contributions to current and newly-formed insurance company subsidiaries of the Company in order to support existing business lines and to finance entry into new business lines and for general corporate purposes. A registration statement relating to the above-described offering of Common Stock has been filed with the Securities and Exchange Commission but has not yet become effective. Such securities may not be sold nor may offers to buy be accepted prior to the time such registration statement becomes effective. This shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of such securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state. Prospectuses may be obtained from the Company at the address set forth on the cover hereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations compares certain financial results for the three months and six months ended June 30, 1997 with the corresponding periods in 1996. The results of Executive Risk Inc. (the "Company" or "ERI") include the consolidated results of Executive Risk Management Associates ("ERMA"), Executive Re Inc. ("Executive Re"), and Executive Re's insurance subsidiaries, Executive Risk Indemnity Inc. ("ERII"), Executive Risk Specialty Insurance Company ("ERSIC"), Executive Risk N.V., and Vulcan Indemnity Inc., a newly formed insurance company owned by ERII, which will be renamed upon its becoming licensed by the Connecticut Insurance Department. In addition, the Company's results include Executive Risk Capital Trust, a Delaware statutory business trust (the "Trust"), and a 50% interest in UAP Executive Partners ("UPEX"), a French underwriting agency which is a joint venture between the Company and Union des Assurances de Paris -- Incendie-Accidents ("UAP"), a subsidiary of AXA-UAP Group. This interest is reported using the equity method of accounting.

The joint venture agreement between the Company and UAP with respect to UPEX may be terminated by either party as of December 31 of any year commencing in 1997. Upon any such termination, UAP may demand that the Company not, for a period of two years, compete with UAP on policies underwritten by UPEX and in force on the date of notice of such termination. If UAP were to make such a demand, UAP would be required to pay to ERI, as consideration, an amount equal to 20% of the gross written premiums of UPEX for the calendar year ending on the date of termination, if UAP were the terminating party, and 10% of such gross written premiums if ERI were the terminating party. The Company is currently in discussions with AXA-UAP Group regarding the status of UPEX. While there can be no assurance as to the continuation of the Company's joint venture with UAP, the Company believes that termination of the agreement with UAP would not have a material adverse effect on the Company's business or financial condition.

RESULTS OF OPERATIONS

The Company's net income for the second quarter of 1997 was $8.6 million, or $0.83 per share on a fully diluted basis, as compared to $5.6 million, or $0.56 per share on a fully diluted basis, earned in the second quarter of 1996. For the six months ended June 30, 1997 and 1996, net income was $17.0 million and $12.8 million, respectively. Fully diluted earnings per share were $1.66 and $1.17 for the corresponding periods. The Company's earnings, calculated as net income before realized capital gains or losses, net of tax, were $8.4 million, or $0.81 per share on a fully diluted basis, for the quarter ended June 30, 1997 and $6.4 million, or $0.65 per share on a fully diluted basis, for the quarter ended June 30, 1996. For the six months ended June 30, 1997, operating earnings were $16.1 million, or $1.57 per share on a fully diluted basis, as compared to $13.0 million, or $1.19 per share on a fully diluted basis, for the first half of 1996.

Gross premiums written increased by $21.4 million, or 24%, to $111.8 million in the second quarter of 1997 from $90.4 million in the second quarter of 1996. The increase was due to growth in sales in all of the Company's key lines of business, including domestic directors and officers liability insurance ("D&O") and miscellaneous professional liability errors and omissions insurance ("E&O"), partially offset by a slight decrease in international D&O. For the first half of 1997, gross premiums written were $194.8 million as compared to $148.0 million in the first half of 1996.

Ceded premiums increased $6.5 million, or 20%, to $39.5 million in the second quarter of 1997 from $33.0 million in the second quarter of 1996. The rate of growth in ceded premiums in the second quarter of 1997 was below that of gross premiums written due to a reduction in direct D&O cessions to The Aetna Casualty and Surety Company ("Aetna") partially offset by increased cessions on E&O and certain D&O products as a result of increased premiums written. Pursuant to a restructuring of the Company's relationship with Aetna entered into on February 13, 1997 and effective January 1, 1997, Aetna is no longer a 12.5% quota share reinsurer of the Company's direct D&O business. For the first six months of 1997, ceded premiums totaled $72.8 million, representing a 40% increase over 1996. The rise in year-to-date ceded premiums is due to increased cessions on E&O and certain D&O products resulting from increased premiums written.

As a result of the foregoing, net premiums written increased $14.9 million, or 26%, to $72.2 million for the quarter ended June 30, 1997 from $57.3 million for the quarter ended June 30, 1996. For the first six months of 1997, net premiums written totaled $122.0 million, as compared to $96.2 million for the six months ended June 30, 1996. Net premiums earned for the second quarter increased to $50.2 million in 1997 from $36.4 million in 1996. Year-to-date, net premiums earned increased to $96.4 million in 1997 from $70.3 million in 1996.

Net investment income increased by $3.9 million, or 51%, to $11.3 million for the quarter ended June 30, 1997 from $7.4 million for the quarter ended June 30, 1996. For the first half of 1997 and 1996, net investment income was $21.4 million and $14.8 million, respectively. These increases resulted principally from growth in invested assets, measured on an amortized cost basis, from $561.6 million at June 30, 1996 to $783.0 million at June 30, 1997. The nominal portfolio yield of the fixed maturity portfolio at June 30, 1997 was 6.24%, compared to 6.29% at June 30, 1996. The tax equivalent yields on the fixed maturity portfolio were 7.98% and 8.36% for these periods, respectively.

The Company's net realized capital gains were $0.4 million in the second quarter of 1997, as compared to net realized capital losses of $1.3 million in the second quarter of 1996. For the six months ended June 30, 1997, net realized capital gains totaled $1.3 million as compared to net realized capital losses of $0.4 million for the six months ended June 30, 1996. In 1997, net capital gains were realized principally from the sale of fixed maturity investments, equity mutual fund distributions and certain limited partnership investments.

Loss and loss adjustment expenses ("LAE") increased by $9.2 million, or 37%, from $24.6 million in the second quarter of 1996 to $33.8 million in the comparable period of 1997, due to higher premiums earned. For the six months ended June 30, 1997 and 1996, loss and LAE were $65.1 million and $47.5 million, respectively. The Company's loss ratio was 67.3% in the second quarter of 1997 and 67.5% for the first six months of 1997 as compared to 67.6% in the second quarter of 1996 and 67.5% for the first six months of 1996. In connection with the Company's normal reserving review, which includes a reevaluation of the adequacy of reserve levels for prior years' claims, the Company reduced its unpaid loss and LAE reserves for prior report years by $4.3 million, or $0.27 per share on a fully diluted basis, in the first half of 1997. In the first half of 1996, the Company reduced its unpaid loss and LAE reserves for prior report years by $3.1 million, or $0.18 per share on a fully diluted basis. There can be no assurance that reserve adequacy reevaluations will produce similar reserve reductions and net income increases in future quarters.

Policy acquisition costs increased by $1.8 million, or 28%, to $8.0 million for the quarter ended June 30, 1997 from $6.2 million for the quarter ended June 30, 1996. For the first half of 1997 and 1996, policy acquisition costs totaled $15.4 million and $13.0 million, respectively. The Company's ratio of policy acquisition costs to net premiums earned decreased from 17.1% in the second quarter of 1996 to 15.9% in the second quarter of 1997. Year-to-date, the policy acquisition cost ratio decreased from 18.4% in 1996 to 16.0% in 1997. The decrease in the policy acquisition cost ratio was primarily attributable to higher ceding commissions earned on the Company's reinsurance programs.

General and administrative ("G&A") expenses increased $2.6 million, or 67%, to $6.5 million in the second quarter of 1997 from $3.9 million in the second quarter of 1996. For the six months ended June 30, 1997 and 1996, G&A expenses totaled $12.1 million and $7.1 million, respectively. The increase in G&A costs is due largely to increased compensation, benefit and related overhead costs associated with the growth in premium volume. The ratio of G&A expenses to premiums earned increased from 10.1% for the first six months of 1996 to 12.6% for the first six months of 1997.

The GAAP combined ratio increased to 96.2% in the second quarter of 1997 from 95.4% in the second quarter of 1996. For the first half of 1997, the GAAP combined ratio was 96.1%, as compared to 96.0% for the first half of 1996. The increase of 0.8 percentage points for the second quarter of 1997 was attributable to the increase in the G&A ratio, partially offset by decreases in the policy acquisition cost and loss ratios as discussed above. A combined ratio below 100% indicates profitable underwriting prior to the consideration of investment income, capital gains and interest expense. A company with a combined ratio exceeding 100% can still be profitable in that period due to such factors as investment income and capital gains realized during that period.

Interest expense of $1.4 million for the first half of 1997 and $1.9 million for the first half of 1996 was attributable principally to the outstanding balances under the Company's bank credit agreement. The outstanding balances were $25 million from January 1, 1996 through March 26, 1996 and $70 million from March 26, 1996 through February 5, 1997. On February 5, 1997, in connection with a capital securities offering by the Trust, the Company repaid the $70 million outstanding under the term loan portion of a senior credit facility (the "Senior Credit Facility") arranged through The Chase Manhattan Bank ("Chase"). In addition, interest expense for the first six months of 1997 includes $0.9 million of loan arrangement fees paid to Chase in 1996 which were fully amortized in connection with the repayment of the Senior Credit Facility. See "Liquidity and Capital Resources."

Minority interest in the Trust is attributable to distributions payable on the common securities of the Trust. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

ERI is a holding company, the principal asset of which is equity in its subsidiaries. ERI's cash flows depend primarily on dividends and other payments from its subsidiaries. ERI's sources of funds consist primarily of premiums received by the insurance subsidiaries, revenues received by ERMA under insurance agency arrangements, investment income and proceeds from sales and redemptions of investments. Funds are used primarily to pay claims and operating expenses, to purchase investments, to pay interest and principal under the terms of the Company's indebtedness for borrowed money and to pay dividends to Common Stock holders.

Net cash flows from operating activities were $60.3 million for the six months ended June 30, 1997 and $61.6 million for the six months ended June 30, 1996. The decrease in net operating cash flows resulted principally from a $9.5 million return of funds held to an insured under a funds withheld arrangement as well as higher losses and G&A expenses paid. Rising loss payments are expected of a maturing professional liability underwriter. The decrease in net operating cash flows was partially offset by increased net premiums received resulting from higher net premiums written.

The Company believes that it has sufficient liquidity to meet its anticipated insurance obligations as well as its operating and capital expenditure needs. Such capital expenditure needs are likely to include the costs of an addition to the Company-owned office headquarters building in Simsbury, Connecticut. Construction of such addition, which is targeted for completion in 1999, has not begun, nor have bids been received. Based on preliminary estimates, however, the Company expects to spend up to $15 million on such addition.

The Company's investment strategy emphasizes quality, liquidity and diversification. With respect to liquidity, the Company considers liability durations, specifically loss reserves, when determining investment maturities. Average investment duration of the fixed maturity portfolio at June 30, 1997 and December 31, 1996 was 4.9 and 4.6 years, respectively, as compared to an expected loss reserve duration of 5.0 to 5.5 years for such dates. The Company's short-term investment pool was $62.9 million (7.7% of the total investment portfolio) at June 30, 1997 and $24.7 million (3.6%) at December 31, 1996. The short-term investment pool has increased in order to fund fixed maturity purchases anticipated to settle early in the third quarter of 1997 as well as expected near-term cash outflow needs.

The Company's entire investment portfolio is classified as available for sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and is reported at fair value, with the resulting unrealized gains or losses included as a separate component of stockholders' equity until realized. The market value of the portfolio was 103% of amortized cost at June 30, 1997 and December 31, 1996. At June 30, 1997 and December 31, 1996, stockholders' equity was increased by $11.6 million and $11.9 million, respectively, to report the Company's fixed maturity investment portfolio at fair value, net of applicable taxes. At June 30, 1997, the Company owned no derivative instruments, except for certain mortgage and other asset backed securities and two equity collars as described below.

On March 10, 1997, the Company and J.P. Morgan Securities Inc. ("J.P. Morgan") entered into two agreements providing for "costless collars" on the Company's equity mutual fund holdings in order to reduce the Company's exposure to future market fluctuations. The first collar has a range of 90.00% to 112.88% of the Standard and Poor's ("S&P") 500 index on a notional value of $22.5 million. The second collar has a range of 90.00% to 108.48% of a custom index on a notional value of $9.5 million. This custom index combines 50% of the S&P Midcap index and 50% of the Russell 2000 index. The terms of the collars provide that the Company will receive payments from J.P. Morgan should the collar indices decline beyond the low points of the respective ranges indicated above, and the Company will make payments to J.P. Morgan should the indices appreciate beyond the high points of the ranges. At any level within the collar indices, the collars will expire with no cash to be received or paid by the Company. At June 30, 1997, the market values of the equity mutual fund holdings were within the range of the collar indices. The collars mature on December 31, 1997. The fair value of the collars is not recognized in the financial statements.

On February 5, 1997, the Company formed the Trust, the common securities of which are owned by the Company. The Trust sold the Capital Securities to certain institutional accredited investors pursuant to

SEC Rule 144A. The Trust used the $125 million of proceeds received from the sale of the Capital Securities to purchase the Debentures from the Company. The Company utilized the $123.5 million of net proceeds as follows: $70 million to repay the amount outstanding under the term loan portion of the Senior Credit Facility, $45 million to make a surplus contribution to ERII and $8.5 million for general corporate purposes. On May 29, 1997, all of the Capital Securities were exchanged for fully registered Series B Capital Securities. The terms of the Series B Capital Securities are identical in all material respects to the terms of the Series A Capital Securities, except that the Series B Capital Securities have been registered under the Securities Act of 1933 and will not be subject to the $100,000 minimum liquidation amount transfer restriction and certain other transfer restrictions applicable to the Series A Capital Securities. The sole assets of the Trust are the Debentures.

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

On May 9, 1997, the Company declared its second quarter dividend on the Company's Common Stock of $.02 per share, which was paid on June 30, 1997 to stockholders of record as of June 15, 1997. Such dividends totaled $0.2 million.

On August 12, 1997, the Company filed a registration statement on Form S-3 with respect to the issuance in an underwritten public offering of 1,000,000 shares of its Common Stock (plus an additional 150,000 shares which the underwriters will have an option to purchase from the Company to cover over-allotments, if any). There can be no assurance as to whether such issuance will be consummated, or, if so, as to the net proceeds which the Company will receive.

In addition, the Company currently expects to issue up to $75,000,000 aggregate principal amount of debt securities during the third or fourth calendar quarters of 1997. There can be no assurance that such debt securities will be issued, or, if issued, as to the terms thereof, including without limitation the interest rate and other financial terms.

The Company expects to use the proceeds of the Common Stock offering and of any debt securities to make surplus contributions to current and newly-formed insurance company subsidiaries of the Company in order to support existing business lines and to finance entry into new business lines and for general corporate purposes.

A registration statement relating to the above-described offering of common stock has been filed with the Securities and Exchange Commission but has not yet become effective. Such securities may not be sold nor may offers to buy be accepted prior to the time such registration statement become effective. This shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of such securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state. Prospectuses may be obtained from the Company at the address set forth on the cover hereof.

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 9, 1997, the Company held its annual meeting of stockholders in Avon, Connecticut. The stockholders voted on nominees for election to the Board of Directors and on five other matters.

The following votes were cast for nominees for election of directors, and all such nominees were elected.

                                  Votes for             Votes Withheld
                                  ---------             --------------
John G. Crosby                    7,427,117               135,848

Robert V. Deutsch                 7,423,117               139,848

Patrick A. Gerschel               7,427,117               135,848

Peter Goldberg                    7,425,517               137,448

Robert H. Kullas                  7,427,117               135,848

The votes cast on the approval of the Company's Amended and Restated Certificate of Incorporation were as follows:

7,481,352     In Favor
   81,337     Against
      276     Abstain

The votes cast on approval of the amendment and restatement of the Company's Performance Share Plan were as follows:

5,649,214     In Favor
1,912,316     Against
    1,435     Abstain

The votes cast on approval of the amendment and restatement of the Company's Incentive Compensation Plan (Pool A) were as follows:

7,222,736     In Favor
  336,253     Against
    3,976     Abstain

The votes cast on approval of the amendment and restatement of the Company's Nonqualified Stock Option Plan were as follows:

5,721,033     In Favor
1,837,956     Against
    3,976     Abstain

The votes cast on the approval of Ernst & Young LLP as the Independent Auditors for the Company for the 1997 fiscal year were as follows:

7,547,376     In Favor
   15,263     Against
      -0-     Abstain

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBIT INDEX

  Exhibit No.                      Description
  -----------                      -----------
    15.1           Independent Accountant's Acknowledgment Letter
    27             Financial Data Schedule

b) REPORTS ON FORM 8-K

On June 5, 1997, the Company filed a Current Report on Form 8-K, which discussed the adoption of the Company's Second Amended and Restated Certificate of Incorporation at the 1997 Annual Meeting of Stockholders on May 9, 1997.

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


  SIGNATURE                           TITLE                                             DATE
  ---------                           -----                                             ----
/s/  Robert H. Kullas
_______________________      Chairman and Director                                 August 12, 1997
     Robert H. Kullas




/s/  Robert V. Deutsch
_________________________     Executive Vice President, Chief Financial Officer,     August 12, 1997
     Robert V. Deutsch        Chief Actuary, Treasurer and Assistant Secretary
                              (Principal Financial and Accounting Officer)
                              and Director