Form 10-Q
period 1997-09-30
EXECUTIVE RISK INC /DE/
filed 1997-11-14
CIK 914069

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 1997.

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


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No____.

      As of November 7, 1997, there were 10,810,627 shares of Executive Risk Inc. Common Stock, $0.01 par value, outstanding, net of treasury shares.

                               EXECUTIVE RISK INC.

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements

   Independent Accountants' Review Report.................................     2

   Consolidated Balance Sheets -
   September 30, 1997 and December 31, 1996...............................     3

   Consolidated Statements of Income -
   Three Months and Nine Months Ended September 30, 1997 and 1996.........     4

   Consolidated Statements of Cash Flows -
   Nine Months Ended September 30, 1997 and 1996..........................     5

   Notes to Consolidated Financial Statements.............................   6-8

Item 2.  Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  8-12


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................    12

SIGNATURES................................................................    13


Exhibit 15.1 - Independent Accountants' Acknowledgment Letter.............    14
Exhibit 27 - Financial Data Schedule......................................    --


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

ITEM 1. FINANCIAL STATEMENTS

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Stockholders and Board of Directors
Executive Risk Inc.

We have reviewed the accompanying consolidated balance sheet of Executive Risk Inc. and its subsidiaries as of September 30, 1997, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996 and the consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management.

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



                                    /S/ ERNST & YOUNG LLP




Stamford, Connecticut
November 3, 1997

                               EXECUTIVE RISK INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   (Unaudited)
                                                                                   September 30,    December 31,
(In thousands, except share data)                                                      1997             1996
                                                                                    -----------     -----------
ASSETS
    Fixed maturities available for sale, at fair value
      (amortized cost:  1997 - $775,699 and 1996 - $610,589)                        $   801,374     $   628,564
   Equity securities available for sale, at fair value
      (cost:  1997 - $37,755 and 1996 - $27,820)                                         56,138          37,705
   Cash and short-term investments, at cost which approximates market                    98,537          24,706
                                                                                    -----------     -----------
        TOTAL CASH AND INVESTED ASSETS                                                  956,049         690,975

   Premiums receivable                                                                   36,815          26,757
   Reinsurance recoverables                                                             138,270          77,724
   Accrued investment income                                                             11,934          10,126
   Investment in UPEX                                                                     1,081           1,087
   Deferred acquisition costs                                                            32,385          22,696
   Prepaid reinsurance premiums                                                          84,077          66,088
   Deferred income taxes                                                                 25,342          26,269
   Other assets                                                                          29,418          19,525
                                                                                    -----------     -----------

        TOTAL ASSETS                                                                $ 1,315,371     $   941,247
                                                                                    ===========     ===========

LIABILITIES
   Loss and loss adjustment expenses                                                $   591,058     $   457,063
   Unearned premiums                                                                    263,164         205,348
   Note payable to bank                                                                                  70,000
   Ceded balances payable                                                                31,546          26,402
   Accrued expenses and other liabilities                                                46,739          37,659

                                                                                    -----------     -----------
        TOTAL LIABILITIES                                                               932,507         796,472

  Company obligated mandatorily redeemable preferred securities of Executive
    Risk Capital Trust holding solely $125,000,000 aggregate principal amount of
    8.675% Series B Junior Subordinated Deferrable Interest Debentures of the
    Company due February 1, 2027 and $3,866,000 aggregate principal amount of
    8.675% Series A Junior Subordinated Deferrable Interest Debentures of the
    Company due February 1, 2027                                                        125,000
                                                                                    -----------     -----------


STOCKHOLDERS' EQUITY
   Common Stock, $.01 par value;
     authorized - 1997 - 50,000,000 shares and 1996 - 52,500,000 shares;
     issued - 1997 - 11,854,564 shares and 1996 - 10,439,628 shares;
     outstanding - 1997 - 10,740,143 shares and 1996 - 9,325,207 shares                     119             104
   Additional paid-in capital                                                           171,558          93,651
   Unrealized gains on investments, net of tax                                           28,636          18,382
   Currency translation adjustments                                                        (578)           (186)
   Retained earnings                                                                     90,689          65,384
   Cost of shares in treasury, at cost:
     1997 and 1996 - 1,114,421 shares                                                   (32,560)        (32,560)
                                                                                    -----------     -----------
        TOTAL STOCKHOLDERS' EQUITY                                                      257,864         144,775
                                                                                    -----------     -----------

TOTAL LIABILITIES, PREFERRED SECURITIES OF EXECUTIVE RISK
         CAPITAL TRUST AND STOCKHOLDERS' EQUITY                                     $ 1,315,371     $   941,247
                                                                                    ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                               EXECUTIVE RISK INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                           Three Months Ended September 30,        Nine Months Ended September 30,

(In thousands, except per share data)                         1997                1996                1997                1996
                                                            ---------           ---------           ---------           ---------
REVENUES
   Gross premiums written                                   $ 113,692           $  81,472           $ 308,480           $ 229,511
   Premiums ceded                                             (44,606)            (28,790)           (117,416)            (80,664)
                                                            ---------           ---------           ---------           ---------
      Net premiums written                                     69,086              52,682             191,064             148,847

   Change in unearned premiums                                (14,299)            (11,616)            (39,842)            (37,443)
                                                            ---------           ---------           ---------           ---------
       Net premiums earned                                     54,787              41,066             151,222             111,404

   Net investment income                                       11,682               8,389              33,042              23,214
   Net realized capital gains (losses)                            587                (218)              1,928                (572)
   Other income                                                    35                (152)                150                 135
                                                            ---------           ---------           ---------           ---------
        TOTAL REVENUES                                         67,091              49,085             186,342             134,181

EXPENSES
   Loss and loss adjustment expenses                           36,433              27,778             101,543              75,279
   Policy acquisition costs                                     9,085               7,262              24,527              20,231
   General and administrative expenses                          8,249               4,624              20,334              11,704
   Long-term incentive compensation                                                                                           187
   Interest expense                                                27               1,318               1,446               3,192
   Minority Interest in Executive Risk Capital Trust            2,772                                   7,109
                                                            ---------           ---------           ---------           ---------
       TOTAL EXPENSES                                          56,566              40,982             154,959             110,593
                                                            ---------           ---------           ---------           ---------
       INCOME BEFORE TAXES                                     10,525               8,103              31,383              23,588

Income tax expense (benefit)
   Current                                                      3,751               3,511              10,505               9,145
   Deferred                                                    (2,141)             (2,152)             (5,019)             (5,086)
                                                            ---------           ---------           ---------           ---------
                                                                1,610               1,359               5,486               4,059
                                                            ---------           ---------           ---------           ---------
        NET INCOME                                          $   8,915           $   6,744           $  25,897           $  19,529
                                                            =========           =========           =========           =========

Earnings per common and common equivalent share -
     assuming full dilution                                 $    0.83           $    0.67           $    2.49           $    1.83

Weighted average shares outstanding -
     assuming full dilution                                    10,689              10,094              10,410              10,668

Dividends declared per common share                         $    0.02           $    0.02           $    0.06           $    0.06

   The accompanying notes are an integral part of the consolidated financial statements.

                               EXECUTIVE RISK INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Nine Months Ended September 30,
(In thousands)                                                                    1997          1996
                                                                                ---------     ---------
OPERATING ACTIVITIES
Net income                                                                      $  25,897     $  19,529
Adjustments to reconcile net income to net cash provided by
operating activities:
      Amortization and depreciation                                                 1,816         1,153
      Share of income of UPEX                                                        (150)         (135)
      Deferred income taxes                                                        (5,019)       (5,086)
      Amortization of bond premium                                                  1,259           895
      Net realized (gains) losses on investments                                   (1,928)          572
      Stock based compensation plans                                                4,380         1,576
      Amortization of loan arrangement fees                                           910
      Other                                                                            51          (973)
      Change in:
          Premiums receivable, net of ceded balances payable                       (4,914)        4,184
          Accrued investment income                                                (1,808)          513
          Deferred acquisition costs                                               (9,689)       (4,743)
          Loss and loss adjustment expenses, net of reinsurance recoverables       73,449        64,835
          Unearned premiums, net of prepaid reinsurance premiums                   39,827        37,443
          Accrued expenses and other liabilities                                   (5,046)       (4,384)
                                                                                ---------     ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                               119,035       115,379

INVESTING ACTIVITIES
    Proceeds from sales of fixed maturities available for sale                    206,782       146,967
    Proceeds from sales of equity securities available for sale                     1,434
    Proceeds from maturities of investment securities                              31,678        24,818
    Purchase of fixed maturities available for sale                              (392,234)     (235,861)
    Purchase of equity securities available for sale                              (10,102)       (8,715)
    Net capital expenditures                                                       (4,763)       (2,369)
    Acquisition of the assets of Sullivan, Kelly & Associates, Inc.                (2,204)
                                                                                ---------     ---------
          NET CASH USED IN INVESTING ACTIVITIES                                  (169,409)      (75,160)

FINANCING ACTIVITIES

    Proceeds from exercise of options                                               3,192           268
    Cost of repurchase of Common Stock                                                          (75,025)
    Placement fees and other                                                       (1,476)         (191)
    Repayment of note payable to bank                                             (70,000)      (25,000)
    Note payable to bank                                                                         70,000
    Loan arrangement fees                                                                          (980)
    Proceeds from issuance of Common Stock                                         68,080
    Proceeds from Capital Securities offering                                     125,000
    Proceeds from Over-allotment option exercise                                                  9,675
    Dividends paid on Common Stock                                                   (591)         (602)
                                                                                ---------     ---------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    124,205       (21,855)
                                                                                ---------     ---------
          NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS                          73,831        18,364
                                                                                ---------     ---------
Cash and short-term investments at beginning of period                             24,706        20,244
                                                                                ---------     ---------
          CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                      $  98,537     $  38,608
                                                                                =========     =========

   The accompanying notes are an integral part of the consolidated financial statements.

                               EXECUTIVE RISK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

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

NOTE 2 - REDEEMABLE PREFERRED STOCKS

On February 5, 1997, the Company formed Executive Risk Capital Trust (the "Trust"), a Delaware statutory business trust, the common securities of which are owned by the Company. The Trust sold 125,000 8.675% Series A Capital Securities ($1,000 per Capital Security) to certain institutional accredited investors pursuant to SEC Rule 144A. The Trust used the $125 million of proceeds received from the sale of the Series A Capital Securities to purchase Junior Subordinated Debentures (the "Debentures") from the Company. The Company utilized the $123.5 million of net proceeds as follows: $70 million to repay the amount outstanding under the term loan portion of a senior credit facility arranged through The Chase Manhattan Bank ("Chase"), $45 million to make a surplus contribution to Executive Risk Indemnity Inc. ("ERII") and $8.5 million for general corporate purposes. On May 29, 1997, all of the Series A Capital Securities were exchanged for fully registered Series B Capital Securities (the "Capital Securities"). The terms of the Capital Securities are identical in all material respects to the terms of the Series A Capital Securities, except that the Capital Securities have been registered under the Securities Act of 1933 and will not be subject to the $100,000 minimum liquidation amount transfer restriction and certain other transfer restrictions applicable to the Series A Capital Securities. The sole assets of the Trust are the Debentures.

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

                               EXECUTIVE RISK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

NOTE 3 - RELATIONSHIP WITH THE AETNA CASUALTY AND SURETY COMPANY

On February 13, 1997, the Company and The Aetna Casualty and Surety Company ("Aetna") entered into a series of agreements whereby the Company released Aetna from its contractual obligation to issue Directors and Officers liability insurance ("D&O") exclusively through Executive Risk Management Associates ("ERMA") until December 31, 1999, and Aetna may therefore compete with the Company on D&O sooner than it otherwise could have. In exchange, Aetna has agreed that, effective January 1, 1997, Aetna is no longer a 12.5% quota share reinsurer of the Company's direct D&O business. Additionally, effective January 1, 1997, the Company assumes 100% of the D&O written by ERMA on Aetna policies as compared to 50% in 1996 and prior years. Due to these changes, in 1997 the Company pays less in ceded premiums, and generally retains more risk, than if it had continued the prior reinsurance agreements with Aetna.

NOTE 4 - COMMON STOCK OFFERING

On September 12, 1997, the Company completed an underwritten public offering of 1,000,000 shares of its Common Stock at $62.25 per share less underwriting discounts and commissions of $3.05 per share. In connection with this offering, the Company granted to the underwriters an option to purchase an additional 150,000 shares of its Common Stock, at the same price per share, to cover over-allotments. Such over-allotment option was exercised in full. In connection with the offering, the Company received $67.8 million in net proceeds, which have been used to make capital and surplus contributions to ERII and Executive Risk (Bermuda) Ltd., a newly formed Bermuda insurance company, which is an indirect wholly owned subsidiary of the Company, principally utilized as a reinsurer of ERII business, in order to support existing business lines and to finance entry into new business lines, and for general corporate purposes.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share ("EPS") and to restate all prior periods. SFAS 128 replaces primary EPS with basic EPS. Basic EPS is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. The dilutive effect of stock options and contingent shares is excluded from basic EPS. The impact of SFAS 128 is expected to result in basic earnings per share for the quarters ended September 30, 1997 and 1996 of $0.91 and $0.72 per share, respectively, and $2.72 and $1.97 for the nine months ended September 30, 1997 and 1996, respectively. Under SFAS 128, fully diluted EPS is replaced with diluted EPS. The impact of SFAS 128 on the calculation of diluted EPS for these quarters is not expected to be material.

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

                               EXECUTIVE RISK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

NOTE 6 - SUBSEQUENT EVENT

The Company currently expects to issue up to $75,000,000 aggregate principal amount of debt securities during the fourth calendar quarter of 1997 or the first calendar quarter of 1998. There can be no assurance that such debt securities will be issued or, if issued, as to the terms thereof, including without limitation the interest rate and other financial terms. The Company expects to use the proceeds of the debt securities to make surplus contributions to current insurance company subsidiaries of the Company in order to support existing business lines and to finance entry into new business lines, and for general corporate purposes. On October 27, 1997, in connection with the anticipated issuance of the debt securities, the Company and Chase entered into a $50,000,000 sixty day lock based on the ten year United States Treasury note yield at an annual rate of 6.065%. In the event that the Company does not issue debt securities prior to the end of the sixty-day period, the Company may elect to extend the rate lock agreement or enter into a new similar agreement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations compares certain financial results for the three months and nine months ended September 30, 1997 with the corresponding periods in 1996. The results of Executive Risk Inc. (the "Company" or "ERI") include the consolidated results of Executive Risk Management Associates ("ERMA"), Executive Re Inc. ("Executive Re"), and Executive Re's insurance subsidiaries, Executive Risk Indemnity Inc. ("ERII"), Executive Risk Specialty Insurance Company ("ERSIC"), Executive Risk N.V., Quadrant Indemnity Company, a newly formed Connecticut insurance company owned by ERII, and Executive Risk (Bermuda) Ltd., a newly formed Bermuda insurance company owned by Executive Re. In addition, the Company's results include Executive Risk Capital Trust, a Delaware statutory business trust (the "Trust"), Sullivan Kelly Inc., a California corporation formed in September 1997 to acquire the assets of Sullivan, Kelly & Associates, Inc., Insurance Brokers ("Sullivan Kelly") a California underwriting agency and insurance broker, and a 50% interest in UAP Executive Partners ("UPEX"), a French underwriting agency which is a joint venture between the Company and Union des Assurances de Paris -- Incendie-Accidents ("UAP"), a subsidiary of AXA-UAP Group. This interest in UPEX is reported using the equity method of accounting.

The joint venture agreement between the Company and UAP with respect to UPEX may be terminated by either party as of December 31 of any year commencing in 1997. Upon any such termination, UAP may demand that the Company not, for a period of two years, compete with UAP on policies underwritten by UPEX and in force on the date of notice of such termination. The Company is currently in discussions with AXA-UAP Group regarding the status of UPEX, and it anticipates that the UPEX joint venture agreement will be terminated as of December 31, 1997. While there can be no assurance as to the final resolution of these discussions or the terms of any agreement to terminate or to continue the Company's joint venture with respect to UPEX, the Company believes that termination of the UPEX joint venture agreement would not have a material adverse effect on the Company's business or financial condition.

RESULTS OF OPERATIONS

The Company's net income for the third quarter of 1997 was $8.9 million, or $0.83 per share on a fully diluted basis, as compared to $6.7 million, or $0.67 per share on a fully diluted basis, earned in the third quarter of 1996. For the nine months ended September 30, 1997 and 1996, net income was $25.9 million and $19.5 million, respectively. Fully diluted earnings per share were $2.49 and $1.83 for the corresponding periods. The Company's operating earnings, calculated as net income before one-time expenses associated with the acquisition of the assets of Sullivan Kelly and realized capital gains or losses, both net of tax, were $8.9 million, or $0.83 per share on a fully diluted basis, for the quarter ended September 30, 1997, and $6.9 million, or $0.68 per share on a fully diluted basis, for the quarter ended

September 30, 1996. For the nine months ended September 30, 1997, operating earnings were $25.0 million, or $2.40 per share on a fully diluted basis, as compared to $19.9 million, or $1.87 per share on a fully diluted basis, for the first nine months of 1996.

Gross premiums written increased by $32.2 million, or 40%, to $113.7 million in the third quarter of 1997 from $81.5 million in the third quarter of 1996. The increase was due to growth in sales in all of the Company's key lines of business, including domestic directors and officers liability insurance ("D&O") and miscellaneous professional liability errors and omissions insurance ("E&O"). For the first nine months of 1997, gross premiums written were $308.5 million, as compared to $229.5 million in the first nine months of 1996.

Ceded premiums increased $15.8 million, or 55%, to $44.6 million in the third quarter of 1997 from $28.8 million in the third quarter of 1996. The rate of growth in ceded premiums in the third quarter of 1997 exceeded that of gross premiums written due to increased cessions on E&O and certain D&O products partially offset by a reduction in direct D&O cessions to The Aetna Casualty and Surety Company ("Aetna"). Pursuant to a restructuring of the Company's relationship with Aetna entered into on February 13, 1997 and effective January 1, 1997, Aetna is no longer a 12.5% quota share reinsurer of the Company's direct D&O business. For the first nine months of 1997, ceded premiums totaled $117.4 million, representing a 46% increase over total ceded premiums of $80.7 million in 1996.

As a result of the foregoing, net premiums written increased $16.4 million, or 31%, to $69.1 million for the quarter ended September 30, 1997 from $52.7 million for the quarter ended September 30, 1996. For the first nine months of 1997, net premiums written totaled $191.1 million, as compared to $148.8 million for the nine months ended September 30, 1996. Net premiums earned for the third quarter increased to $54.8 million in 1997 from $41.1 million in 1996. Year-to-date, net premiums earned increased to $151.2 million in 1997 from $111.4 million in 1996.

Net investment income increased by $3.3 million, or 39%, to $11.7 million for the quarter ended September 30, 1997 from $8.4 million for the quarter ended September 30, 1996. For the first nine months of 1997 and 1996, net investment income was $33.0 million and $23.2 million, respectively. These increases resulted principally from growth in invested assets, measured on an amortized cost basis, from $606.2 million at September 30, 1996 to $912.0 million at September 30, 1997. The nominal portfolio yield of the fixed maturity portfolio at September 30, 1997 was 6.16%, compared to 6.26% at September 30, 1996. The tax equivalent yields on the fixed maturity portfolio were 7.76% and 8.23% for these periods, respectively.

The Company's net realized capital gains were $0.6 million in the third quarter of 1997, as compared to net realized capital losses of $0.2 million in the third quarter of 1996. For the nine months ended September 30, 1997, net realized capital gains totaled $1.9 million as compared to net realized capital losses of $0.6 million for the nine months ended September 30, 1996. In 1997, net capital gains were realized principally from the sale of fixed maturity investments, equity mutual fund distributions and certain limited partnership investments.

Loss and loss adjustment expenses ("LAE") increased by $8.6 million, or 31%, from $27.8 million in the third quarter of 1996 to $36.4 million in the comparable period of 1997, due to higher premiums earned. For the nine months ended September 30, 1997 and 1996, loss and LAE were $101.5 million and $75.3 million, respectively. The Company's loss ratio was 66.5% in the third quarter of 1997 and 67.1% for the first nine months of 1997 as compared to 67.6% in the third quarter and first nine months of 1996. In connection with the Company's normal reserving review, which includes a reevaluation of the adequacy of reserve levels for prior years' claims, the Company reduced its unpaid loss and LAE reserves for prior report years by $7.4 million, or $0.46 per share on a fully diluted basis, in the first nine months of 1997. In the first nine months of 1996, the Company reduced its unpaid loss and LAE reserves for prior report years by $4.9 million, or $0.30 per share on a fully diluted basis. There can be no assurance that reserve adequacy reevaluations will produce similar reserve reductions and net income increases in future quarters.

Policy acquisition costs increased by $1.8 million, or 25%, to $9.1 million for the quarter ended September 30, 1997 from $7.3 million for the quarter ended September 30, 1996. For the first nine months of 1997 and 1996, policy acquisition costs totaled $24.5 million and $20.2 million, respectively. The Company's ratio of policy acquisition costs to net premiums earned decreased from 17.7% in the third quarter of 1996 to 16.6% in the third quarter of 1997. Year-to-date, the policy acquisition cost ratio decreased from 18.2% in 1996 to 16.2% in 1997. The decrease in the policy acquisition cost ratio was primarily attributable to higher ceding commissions earned on the Company's reinsurance programs.

General and administrative ("G&A") expenses increased $3.6 million, or 78%, to $8.2 million in the third quarter of 1997 from $4.6 million in the third quarter of 1996. For the nine months ended September 30, 1997 and 1996, G&A expenses totaled $20.3 million and $11.7 million, respectively. The increase in G&A costs is due largely to increased compensation, benefit and related overhead costs associated primarily with the growth in premium volume and the development of new products. In addition, $0.5 million of one-time expenses were incurred in the third quarter of 1997 in connection with the acquisition of the assets of Sullivan Kelly. The ratio of G&A expenses to premiums earned increased from 10.4% for the first nine months of 1996 to 13.5% for the first nine months of 1997.

The GAAP combined ratio increased to 98.1% in the third quarter of 1997 from 96.6% in the third quarter of 1996. For the first nine months of 1997, the GAAP combined ratio was 96.8%, as compared to 96.2% for the first nine months of 1996. The increase of 1.5 percentage points for the third quarter of 1997 was attributable to the increase in the G&A ratio, partially offset by decreases in the policy acquisition cost and loss ratios as discussed above. A combined ratio below 100% indicates profitable underwriting prior to the consideration of investment income, capital gains and interest expense. A company with a combined ratio exceeding 100% can still be profitable in that period due to such factors as investment income and capital gains realized during that period.

Interest expense of $1.4 million for the first nine months of 1997 and $3.2 million for the first nine months of 1996 was attributable principally to the outstanding balances under the Company's bank credit agreement. The outstanding balances were $25 million from January 1, 1996 through March 26, 1996 and $70 million from March 26, 1996 through February 5, 1997. On February 5, 1997, in connection with a capital securities offering by the Trust, the Company repaid the $70 million outstanding under the term loan portion of a senior credit facility (the "Senior Credit Facility") arranged through The Chase Manhattan Bank ("Chase"). In addition, interest expense for the first nine months of 1997 includes $0.9 million of loan arrangement fees paid to Chase in 1996 which were fully amortized in connection with the repayment of the Senior Credit Facility. See "Liquidity and Capital Resources."

Minority interest in the Trust is attributable to distributions payable on the securities of the Trust. See "Liquidity and Capital Resources."

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

Net cash flows from operating activities were $119.0 million for the nine months ended September 30, 1997 and $115.4 million for the nine months ended September 30, 1996. The modest increase in net operating cash flows resulted principally from increased net premiums and investment income received partially offset by higher losses and G&A expenses paid as well as a $9.5 million return of funds held to an insured under a funds withheld arrangement. Rising loss payments are expected of a maturing professional liability underwriter.

The Company believes that it has sufficient liquidity to meet its anticipated insurance obligations as well as its operating and capital expenditure needs. Such capital expenditure needs will include the costs of an addition to the Company-owned office headquarters building in Simsbury, Connecticut. Site improvements have begun and bids have been accepted on the first $4 million of the total estimated cost of $20 million. The project is targeted for completion in 1999.

The Company's investment strategy emphasizes quality, liquidity and diversification. With respect to liquidity, the Company considers liability durations, specifically loss reserves, when determining investment maturities. Average investment duration of the fixed maturity portfolio at September 30, 1997 and December 31, 1996 was 4.8 and 4.6 years, respectively, as compared to an expected loss reserve duration of 5.0 to 5.5 years for such dates. The Company's short-term investment pool was $98.5 million (10.3% of the total investment portfolio) at September 30, 1997 and $24.7 million (3.6%) at December 31, 1996. The increase in the short-term investment pool was due principally to that portion of the net proceeds received from a Common Stock offering completed on September 12, 1997, as discussed below, which has not yet been invested long-term.

The Company's entire investment portfolio is classified as available for sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and is reported at fair value, with the resulting unrealized gains or losses included as a separate component of stockholders' equity until realized. The market value of the portfolio was 103% of amortized cost at September 30, 1997 and December 31, 1996. At September 30, 1997 and December 31, 1996, stockholders' equity was increased by $16.7 million and $11.9 million, respectively, to report the Company's fixed maturity investment portfolio at fair value, net of applicable taxes. At September 30, 1997, the Company owned no derivative instruments, except for certain mortgage and other asset backed securities and two equity collars as described below. On October 27, 1997, in connection with the anticipated issuance of debt securities, the Company and Chase entered into a $50,000,000 sixty day lock based on the ten year United States Treasury note yield at an annual rate of 6.065%. In the event that the Company does not issue debt securities prior to the end of the sixty-day period, the Company may elect to extend the rate lock agreement or enter into a new similar agreement.

On March 10, 1997, the Company and J.P. Morgan Securities Inc. ("J.P. Morgan") entered into two agreements providing for "costless collars" on the Company's equity mutual fund holdings in order to reduce the Company's exposure to future market fluctuations. The first collar has a range of 90.00% to 112.88% of the Standard and Poor's ("S&P") 500 index on a notional value of $22.5 million. The second collar has a range of 90.00% to 108.48% of a custom index on a notional value of $9.5 million. This custom index combines 50% of the S&P Midcap index and 50% of the Russell 2000 index. The terms of the collars provide that the Company will receive payments from J.P. Morgan should the collar indices decline beyond the low points of the respective ranges indicated above, and the Company will make payments to J.P. Morgan should the indices appreciate beyond the high points of the ranges. At any level within the collar indices, the collars will expire with no cash to be received or paid by the Company. At September 30, 1997, the market values of the equity mutual fund holdings were above the range of the collar indices by $2.5 million. The collars mature on December 31, 1997. The fair value of the collars is not recognized in the financial statements.

On February 5, 1997, the Company formed the Trust, the common securities of which are owned by the Company. The Trust sold 125,000 8.675% Series A Capital Securities ($1,000 per Capital Security) to certain institutional accredited investors pursuant to SEC Rule 144A. The Trust used the $125 million of proceeds received from the sale of the Series A Capital Securities to purchase Junior Subordinated Debentures (the "Debentures") from the Company. The Company utilized the $123.5 million of net proceeds as follows: $70 million to repay the amount outstanding under the term loan portion of the Senior Credit Facility, $45 million to make a surplus contribution to ERII and $8.5 million for general corporate purposes. On May 29, 1997, all of the Series A Capital Securities were exchanged for fully registered Series B Capital Securities (the "Capital Securities"). The terms of the Capital Securities are identical in all material respects to the terms of the Series A Capital Securities, except that the Capital Securities have been registered under the Securities Act of 1933 and will not be subject to the $100,000 minimum liquidation amount transfer restriction and certain other transfer restrictions applicable to the Series A Capital Securities. The sole assets of the Trust are the Debentures.

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

On September 12, 1997, the Company completed an underwritten public offering of 1,000,000 shares of its Common Stock at $62.25 per share less underwriting discounts and commissions of $3.05 per share. In connection with this offering, the Company granted to the underwriters an option to purchase an additional 150,000 shares of its Common Stock, at the same price per share, to cover over-allotments. Such over-allotment option was exercised in full. The Company received $67.8 million in net proceeds from the offering which have been used to make capital and surplus contributions to ERII and Executive Risk (Bermuda) Ltd. in order to support existing business lines and to finance entry into new business lines, and for general corporate purposes.

In addition, the Company currently expects to issue up to $75,000,000 aggregate principal amount of debt securities during the fourth calendar quarter of 1997 or the first calendar quarter of 1998. There can be no assurance that such debt securities will be issued or, if issued, as to the terms thereof, including without limitation the interest rate and other financial terms. The Company expects to use the proceeds of the debt securities to make surplus contributions to current insurance company subsidiaries of the Company in order to support existing business lines and to finance entry into new business lines, and for general corporate purposes. On October 27, 1997, in connection with the anticipated issuance of the debt securities, the Company and Chase entered into a $50,000,000 sixty day lock based on the ten year United States Treasury note yield at an annual rate of 6.065%. In the event that the Company does not issue debt securities prior to the end of the sixty-day period, the Company may elect to extend the rate lock agreement or enter into a new similar agreement.

On August 8, 1997, the Company declared its third quarter dividend on the Company's Common Stock of $0.02 per share, which was paid on September 30, 1997 to stockholders of record as of September 15, 1997. Such dividends totaled $0.2 million.

On November 7, 1997, Irving B. Yoskowitz was elected as a member of the Board of Directors for a term ending at the 1998 annual meeting of stockholders.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBIT INDEX

   Exhibit No.             Description
   -----------             -----------

      15.1                 Independent Accountant's Acknowledgment Letter
       27                  Financial Data Schedule


b) REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     SIGNATURE                        TITLE                          DATE
     ---------                        -----                          ----

/s/ Robert H. Kullas          Chairman and Director            November 14, 1997
    Robert H. Kullas





/s/ Robert V. Deutsch         Executive Vice President,        November 14, 1997
    Robert V. Deutsch         Chief Financial Officer,
                              Chief Actuary, Treasurer
                              and Assistant Secretary
                              (Principal Financial
                              and Accounting Officer)
                              and Director