Form 10-K
period 1997-12-31
EXECUTIVE RISK INC /DE/
filed 1998-03-25
CIK 914069

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                TITLE OF CLASS                      NAME OF EXCHANGE ON WHICH REGISTERED
---------------------------------------------- ----------------------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value on March 17, 1998 of the voting stock held by non-affiliates of the registrant was approximately $730,089,000. There were 10,886,987 shares of the registrant's Common Stock, $.01 par value outstanding, as of March 17, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the 1997 Annual Report to Shareholders, as indicated herein (Part II).

(2) Proxy Statement involving the election of directors and other matters which the registrant intends to file with the Commission within 120 days after December 31, 1997 (Part III).
================================================================================

                              EXECUTIVE RISK INC.

                            ------------------------

                               TABLE OF CONTENTS

                                                                      PAGE
ITEM                                                                 NUMBER
----                                                                 ------
                                  PART I
 1.    Business....................................................     1
 2.    Properties..................................................    17
 3.    Legal Proceedings...........................................    17
 4.    Submission of Matters to a Vote of Security Holders.........    18

                                  PART II
 5.    Market for the Registrant's Common Stock and Related
         Stockholder Matters.......................................    18
 6.    Selected Financial Data.....................................    18
 7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................    18
 7A.   Quantitative and Qualitative Disclosures About Market
         Risk......................................................    19
 8.    Financial Statements and Supplementary Data.................    19
 9.    Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures.................................    19

                                 PART III
10.    Directors and Executive Officers............................    19
11.    Executive Compensation......................................    19
12.    Security Ownership of Certain Beneficial Owners and
         Management................................................    19
13.    Certain Relationships and Related Transactions..............    19

                                  PART IV
14.    Exhibits, Financial Statement Schedules and Reports on Form
         8-K.......................................................    19

Signatures.........................................................    20

Exhibit Index......................................................    21

Index to Financial Statements and Schedules........................    23

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K, the Company's Annual Report to Stockholders, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in this Form 10-K) include, but are not limited to, uncertainties relating to cyclical industry conditions, uncertainties relating to governmental and regulatory policies, the legal environment, the uncertainties of the reserving process, the competitive environment in which the Company operates, the uncertainties inherent in international operations, interest rate fluctuations and uncertainties related to the Company's possible entrance into new insurance lines and new geographic markets. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.  BUSINESS

  The Specialty Insurance Industry

     General. Executive Risk Inc. ("ERI" or the "Company") is a specialty insurance holding company incorporated under the laws of Delaware. Through its subsidiaries, ERI develops, markets and underwrites specialty insurance products, principally professional liability coverages but also crime, inland marine and other property-casualty lines. The Company's business is primarily domestic, conducted in all United States jurisdictions, with a wholly-owned Dutch subsidiary, Executive Risk N. V. ("ERNV"), marketing certain of the Company's product lines internationally, principally in the European Community. The core business lines are directors and officers liability insurance ("D&O") and professional liability insurance, also known as errors and omissions liability insurance ("E&O"), which includes malpractice for law firms and health care providers. Company subsidiaries also offer fidelity bonds and fiduciary liability insurance to financial institutions and other entities, employment practices liability insurance for entities and their employees, media liability coverage to publishing and broadcasting businesses, as well as some automobile and general liability coverage in connection with program relationships.

     The Company is committed to diversifying its book of business both within and outside the specialty liability arena. In 1996, the Company introduced a product for technology maintenance and repair coverage for hospitals and clinics, as well as health care stop-loss arrangements for medical professionals and medical malpractice liability coverage for hospitals and other health care institutions. In the last quarter of 1997, an agreement was entered into with an unaffiliated California-based underwriting agency which issues, on behalf of a Company subsidiary, automobile liability insurance on a limited basis in the "non-standard" market. Though the Company intends that the sale of domestic D&O and E&O products will remain the principal sources of Company revenue for the foreseeable future, it is expected that such businesses will be supplemented with other lines of property-casualty insurance in the United States, as well as with increased writings of D&O and E&O through ERNV in the European Community. There can be no assurance, however, as to whether the Company will in fact enter into any such new lines of insurance or, if it does, as to the timing thereof.

     Both D&O and E&O are designed to protect insureds against lawsuits and associated legal defense expenses. In connection with D&O coverage of for-profit corporations, such liabilities can arise from claims by customers, vendors, competitors and former employees, although the most severe liabilities have historically arisen from lawsuits by stockholders alleging director or officer failure to discharge duties to the corporation or violations of federal securities laws. In the case of not-for-profit organizations, the Company's coverage is often implicated in employment practices litigation. E&O is most often sold to professionals, such as attorneys, health care providers, psychologists and insurance agents, among others, where the principal sources of potential claims are dissatisfied clients alleging breaches of professional standards or ethical violations.

     Fiduciary liability coverages are intended primarily to protect those who invest and administer benefit plan trusts, and fidelity insurance policies (or crime coverage) insure against losses associated with employee theft and other types of dishonesty. Employment practices liability insurance, which is available to cover both the employing organization and its supervisors, insures against losses associated with employee claims such as sexual harassment, wrongful termination and discriminatory treatment. Non-standard automobile insurance is offered to higher-risk insureds in states, like California, where liability insurance is required in order to register a vehicle. The Company's non-liability related products are Systems Rx, a service contract and cost management product for owners of high-tech diagnostic equipment and related health care technology, and providers' excess which is a stop-loss policy for doctors enrolled in managed care organizations that receive revenues for services under the capitation method, which limits such revenues on a per patient basis.

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

     The demand for D&O insurance grew dramatically in response to increased activity in corporate mergers and acquisitions during the late 1970's and the 1980's and the attendant increase in shareholder lawsuits. By the mid-1980's, a number of carriers, having suffered large losses in this line of business, had reduced their D&O activities or had ceased offering D&O coverage altogether, resulting in a shortage of capacity or a "hard market" for D&O. The Company's subsidiary, Executive Re Inc. ("Executive Re"), was formed in late 1986, largely due to the decrease in D&O capacity. Today, the D&O market has softened significantly, as competition has become robust during the 1990's. Company management believes that a relatively small number of U.S. insurers, together with Underwriters at Lloyd's ("Lloyd's"), currently dominate the D&O market for larger and medium-sized domestic corporations. Demand within that market should continue to be impacted by consolidating sectors, such as financial services and technology, as well as by statutory, regulatory and case law developments that affect executive liabilities. The Company has identified opportunities for growth in D&O demand in the domestic not-for-profit sector, as well as among non-bank financial institutions, corporations contemplating initial public offerings, small, privately-held commercial entities and in the European Community, where shareholder-initiated litigation is a relatively new, but growing, phenomenon due principally to the increase in the trading of American Depository Receipts ("ADRs") of foreign companies on U.S. exchanges.

     Historically, the single largest risk for which corporations purchased D&O insurance coverage has involved shareholder-based suits, either in the form of derivative actions under state corporation laws or in the form of class actions for securities fraud under Rule 10b-5 of the Securities and Exchange Commission ("SEC"), promulgated under the Securities Exchange Act of 1934. In December 1995, Congress passed the Private Securities Litigation Reform Act of 1995, which has a number of provisions purporting to affect the ability of private litigants to prosecute securities fraud suits. The Company's management believes that the effects of this legislation on the demand for D&O and upon the frequency and severity of D&O claims have so far been negligible. It is likely to be many years in the future before the actual impact of this legislation on the D&O industry is known.

     E&O Insurance. The E&O insurance industry tends to be more fragmented and regionalized than the D&O industry, since the risks underwritten vary significantly depending on the nature of the profession and the geographic area in which it is practiced. Management believes that success in E&O is particularly dependent on knowledgeable underwriting and on well-conceived distribution and claims handling systems. ERI's subsidiaries offer E&O coverage to a wide variety of professional classes, with major classes that include: large and medium-size law firms, medium-size accounting firms, psychologists, insurance agents, property managers, home inspectors, real estate title and closing professionals and mortgage brokers. In addition, E&O products are available to financial institutions and health care organizations.

     The Company's underwriting for E&O business is divided among the Professional Firms unit, encompassing the Lawyers' Professional Liability ("LPL") and Accountants' Professional Liability ("APL") product lines, the Health Care unit, which writes medical malpractice for hospitals and E&O for managed care organizations ("MCOs"), and the Miscellaneous Professional Liability ("MPL") unit, which encompasses a wide array of professionals including insurance agents, real estate professionals and home inspectors. The Professional Firms unit's LPL and APL policies are underwritten by Company-employed professionals, most of whom have some large law firm experience. Policies for hospitals and MCOs are underwritten by Company staff at the Company's headquarters in Connecticut, as well as through Sullivan Kelly Inc. ("Sullivan Kelly"), a California-based brokerage and underwriting management firm acquired in September 1997. Policies issued through the MPL unit are generally underwritten directly by Company-employed underwriters. However, a growing percentage of Company E&O coverage is being written through outside brokerage firms, known as program administrators, which have experience and expertise with respect to a specific class of risk and with which the Company has entered into written contractual agreements (see "Markets -- Errors and Omissions Insurance").

  The Company

     History. The Company's subsidiary, Executive Re, was formed in 1986 by The Aetna Casualty and Surety Company ("Aetna," now a subsidiary of Travelers Property Casualty Corp.) and certain other institutional investors to capitalize on the deficiency of insuring capacity which then existed in the D&O industry. It commenced operations in 1987. During its first five years, Executive Re established an underwriting and marketing infrastructure for the provision of D&O coverage through an insurance facility (the "Facility") with Aetna. Executive Risk Management Associates ("ERMA"), a Connecticut general partnership initially owned 30% by Executive Re and 70% by Aetna, was formed to market and underwrite D&O insurance policies. Executive Risk Indemnity Inc. ("ERII"), a Delaware insurance company, was acquired to reinsure D&O policies for which Aetna was the direct insurer. In 1991, Executive Re took steps to expand domestically into E&O markets on a niche basis, and in 1993, began its overseas marketing efforts through a joint venture, known as UAP Executive Partners ("UPEX"), owned 50% by the Company and 50% by Union de Assurance de
Paris -- Incendie Accidents, a large French insurance company. UPEX was dissolved as of December 31, 1997, and the Company now utilizes ERNV for access to the European markets (see below).

     Ownership and Structure. The Company was formed in August 1993 in anticipation of a reorganization transaction (the "1994 Transaction"), consummated on January 1, 1994. As a result of the 1994 Transaction, ERI now owns Executive Re, and together the two own 100% of ERMA. The Company is the indirect holding company of the Executive Re subsidiaries, which now include ERII, as well as ERII's Connecticut domiciled insurance company subsidiaries, Executive Risk Specialty Insurance Company ("ERSIC") and Quadrant Indemnity Company ("Quadrant"). ERII, ERSIC and Quadrant are referred to herein as the "Insurance Subsidiaries," and Executive Re also owns Executive Risk (Bermuda) Ltd. ("ER Bermuda"), a Bermuda insurer formed in 1997 primarily to reinsure ERII business. Further, the 1994 Transaction modified the Facility, permitting the Insurance Subsidiaries to underwrite D&O insurance directly. With the completion of the 1994 Transaction and ERI's initial public stock offering in March 1994, the Company became a publicly-owned insurance holding company, with Aetna owning approximately 4.5 million shares and an option to purchase 100,000 shares at a price of $12.00 per share (the "Aetna Option"), or approximately 40% of the Company's capital stock.

     In March 1996, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Aetna and its then-parent, Aetna Life and Casualty Company ("AL&C"). On March 26, 1996 (the "Repurchase Closing Date"), the Company purchased from Aetna approximately 2.5 million shares of capital stock at a price of $29.875 per share, or approximately $75 million in the aggregate. For approximately two and a half months following the Repurchase Closing Date, AL&C continued to own 2,000,000 shares of the Company's Common Stock, representing approximately 22% of the then issued and outstanding amount. In accordance with the Stock Purchase Agreement, the Company filed with the SEC a Form S-3 Registration Statement, under which it registered for public sale all 2,000,000 of AL&C's remaining shares. In connection with this secondary offering, the Company also registered 300,000 newly issued shares. The underwritten public offering closed on June 7, 1996, on which date the 2,300,000 shares were sold at the price of $34.00 per share. Upon closure of such secondary offering, neither Aetna nor AL&C have any ownership interest in the Company, other than the Aetna Option.

     The 1997 Facility Restructuring. Until early 1997, D&O business was primarily conducted through the Facility, consisting of Aetna, ERII and ERSIC, each of which acted as an insurer or reinsurer, and ERMA, which acted as the product developer, marketer and managing underwriter. The Facility had operated under the terms of a number of related agreements, under which Aetna had authorized ERMA to underwrite and issue, on behalf of Aetna, policies of D&O insurance, financial institution trust department errors and omissions insurance ("Trust E&O"), and certain other insurance ("Other Lines"; collectively with D&O and Trust E&O, the "Aetna Lines"), all in accordance with prescribed underwriting guidelines and within defined liability limits. Under this arrangement, ERMA had the exclusive right and authority to issue D&O insurance on behalf of Aetna in North America, an exclusivity binding on Aetna, but not binding on Aetna's new parent, Travelers Property Casualty Corp. Generally, where Aetna's policies had been issued, Aetna had ceded 50% of gross D&O liability to ERII on a quota share basis, with other specified percentages applicable to non-D&O policies. Where an Insurance Subsidiary's policy had been issued, 12.5% of the gross D&O liability had been ceded to Aetna on a quota share basis. For each reinsured policy, the reinsuring entity had received premium from the reinsured entity and had been obligated to pay a ceding commission to the reinsured entity.

     On February 13, 1997, the Company announced a restructuring (the "Restructuring") of its relationship with Aetna. In connection with the Restructuring, the Pre-restructuring agreements were terminated and replaced with the following agreements: (a) a Restructuring Agreement, dated February 13, 1997 (the "Restructuring Agreement") by and among the Company, and its subsidiaries, Executive Re, ERII, ERSIC and ERMA (collectively, the "Subsidiaries"), and Aetna and its subsidiary, Aetna Casualty & Surety Company of Canada; (b) an Agency and Insurance Services Agreement, dated as of January 1, 1997, between Aetna and ERMA (the "1997 Agency Agreement"); and (c) a Quota Share Reinsurance Agreement, dated as of January 1, 1997, between Aetna and ERII (the "1997 Reinsurance Agreement"). Pursuant to the 1997 Agency Agreement, ERMA retains the right and authority, on a non-exclusive basis, to (i) renew on Aetna paper all policies of Aetna Lines written or quoted prior to February 13, 1997, and (ii) underwrite and issue new policies of Aetna D&O in the United States in accordance with existing underwriting guidelines and specified limitations on limits of liability. The 1997 Agency Agreement provides that annual gross premium volume written by ERMA with respect to Aetna Lines must not exceed an aggregate amount equal to the lesser of (x) 10% of the sum of the Company's total direct gross D&O premiums plus the total direct gross D&O premiums written by ERMA on Aetna policies under the 1997 Agency Agreement and (y) $25 million. The Company currently expects that it will underwrite and issue Aetna policies aggregating lower premium volumes than the maximums permitted under the 1997 Agency Agreement. Unless terminated sooner in accordance with its terms, the 1997 Agency Agreement will remain in effect through December 31, 1999 (subject to possible extension; see paragraph (e) below).

     Prior to January 1, 1997, a 12.5% quota share participation had been ceded to Aetna in generally all direct D&O business written on ERII and ERSIC policies. Under the Restructuring Agreement, effective as of January 1, 1997, Aetna no longer participates in the Company's direct D&O business by way of reinsurance. During 1996, the Company's direct D&O business totaled approximately $225 million. Additionally, under prior to January 1, 1997, ERII had a 50% quota share participation in generally all business written on Aetna's behalf by ERMA. Pursuant to the Restructuring Agreement, as of January 1, 1997, ERII has a 100% quota share participation in all Aetna Lines business written by ERMA on behalf of Aetna. Under the 1997 Reinsurance Agreement, Aetna receives a ceding commission equal to actual producers' commissions plus 3.5% of gross written premiums, less return premiums, as an allowance for premium taxes and other costs and expenses incurred by Aetna in connection with the business covered under that agreement.

     In addition to modifying the agency and reinsurance relationships, the Restructuring Agreement provided for the following:

          (a) Mr. Joseph P. Kiernan, an officer of Aetna, resigned from the Boards of Directors and Partnership Committee, as the case may be, of the Company, the Insurance Subsidiaries and ERMA, and Aetna no longer has any election or nomination rights with respect to the Boards of Directors or Partnership Committee of the Company and its Subsidiaries;

          (b) all restrictions on the Company's premium volume (other than as to the business written on Aetna policies as described above) and any remaining Aetna consent requirements for the Company's corporate governance were terminated;

          (c) the Company agreed to secure a portion of Aetna's reinsurance receivable from ERII by means of providing Aetna with a standby letter of credit in an amount of not more than $25 million, subject to adjustment in the event of certain contingencies;

          (d) Aetna, on behalf of itself and its subsidiaries and certain affiliates, agreed that for a period of two years it will not solicit the Company's (or any Subsidiary's) underwriters for employment; and

          (e) the parties have mutually agreed to meet in 1999 to discuss the possibility of entering into another agency relationship with respect to D&O beyond December 31, 1999.

     Under the Restructuring, the Company and its Subsidiaries relinquished the exclusive right to underwrite and issue D&O on Aetna policies as discussed above. Consequently, competition for D&O may increase due to the Restructuring. Management is of the opinion that there are benefits to the Company by virtue of the Restructuring, principally those flowing from the cessation of Aetna's 12.5% quota share participation in ERII's and ERSIC's direct D&O business, as described above.

  Markets

     Directors & Officers Insurance. ERI's strategy continues to focus on finding profitable niche opportunities, applying product-development skills and industry knowledge to specific industry groups and market segments. In addition to international D&O, which is now underwritten through ERNV, the Company's domestic insurance subsidiaries market D&O products in the following principal sectors: Commercial Entities, Financial Institutions, Health Care Entities and Not-for-Profit Organizations. Based on the 1996 survey of the D&O industry conducted by Watson Wyatt Worldwide, ERI's management believes that the Company is one of the leading writers of primary D&O in the United States.

     The following table shows the gross D&O premiums written for each of these sectors for the periods indicated:

                                                     GROSS DOMESTIC D&O PREMIUMS WRITTEN
                      SECTOR                               YEAR ENDED DECEMBER 31,
                      ------                         -----------------------------------
                                                       1997         1996         1995
                                                     ---------    ---------    ---------
                                                               (IN THOUSANDS)
Commercial Entities................................  $140,831     $135,418     $ 88,318
Financial Institutions.............................    55,006       52,579       44,347
Health Care Entities...............................    50,419       36,123       20,677
Not-for-Profit Organizations.......................    28,842       16,714        6,149
                                                     --------     --------     --------
          Total....................................  $275,098     $240,834     $159,491
                                                     ========     ========     ========

     Within each of the principal D&O sectors, ERI has targeted subsectors and developed specialized expertise, a strategy that management believes has allowed ERMA and the Insurance Subsidiaries to develop and adapt their insurance products more knowledgeably and to underwrite submissions and process claims more professionally than competing companies. Management also believes that such expertise, together with a strong reputation for prompt service and responsive claims handling, alleviates some of the pressure to compete on the basis of price during a "soft market," such as that which has prevailed within the industry in recent years. (See "Competition.")

     The Commercial Entities sector has traditionally focused on publicly owned, mid-sized companies, but a number of ancillary products have also emerged out of this sector. ERI has provided secondary layers of insurance (called "excess insurance") for larger public companies which purchase primary D&O coverage from other insurers. Excess insurance covers large losses above the policy limit(s) of the primary insurance and any lower layer excess policies. During 1997, the Company introduced a new excess insurance product, known as the Flex(sm) policy, which is designed to be layered above multiple primary policies covering diverse liability risks in addition to D&O. Also, in 1993 the Company began to focus on coverages for small commercial entities (assets under $100 million), and a product (The Power(sm) policy) specifically designed for the small, non-public commercial entity was introduced by the Company in late 1995. Another new commercial product created during 1997 targets private companies about to engage in an initial public offering.

     Within the Financial Institutions sector, the Company maintains specializations in several sub-sectors, such as community banks (including small depository institutions with under $250 million in assets), large depository institutions, investment advisors, mutual fund companies and broker-dealers. The underwriting of these D&O products is closely aligned with the underwriting of professional liability, fiduciary and related coverages for providers of financial services, all of which are encompassed within the Company's Financial Institutions unit. The remaining sectors, Health Care Entities and Not-for-Profit Organizations, include primarily nonprofit hospitals, MCOs and a wide variety of social service/charitable organizations (such as foundations, chambers of commerce, etc.).

     Errors & Omissions Insurance. Underwriting of E&O, other than professional firms E&O, has historically been performed within the MPL group, which was formed in 1992 and oversees the Company's basic line of E&O products. Through the MPL unit, the Company offers E&O products providing up to $5 million in coverage to a variety of smaller to medium-sized, independent professionals in a wide variety of service sectors, including the insurance agency, financial services and real estate sectors. (Negotiations currently in progress with reinsurers will likely permit the Company to write up to $25 million in MPL limits by the second quarter of 1998.) During 1996, the Company refocused its efforts with respect to financial institution E&O products, such as policies for mutual fund sponsors, financial advisory firms and related financial industry participants. As noted above, such products are underwritten with Financial Institutions D&O by the Financial Institutions unit of the Underwriting Department.

     Following a research and development program, the Company formed the LPL underwriting group in 1993. Using only attorney-underwriters, this group initially underwrote E&O only for large law firms (generally those with at least 35 lawyers) on a primary or excess coverage basis. The LPL unit has evolved to become a Professional Firms unit, the staff of which underwrites risks for medium size law firms as well as medium size accounting firms. The Company believes that the use of experienced professionals (including lawyers and accountants as applicable) in the marketing and underwriting process has proven to be a successful tactic for approaching firms in the target market. Beginning in January 1996, a reinsurance program, involving a number of domestic and international reinsurance markets, became effective, and the Company began to market LPL policies up to limits of $50 million each loss and $100 million in the aggregate. (See "Reinsurance.")

     The Company's combined D&O and E&O product for health care entities was introduced in 1996 in recognition of the evolving liability profile of hospital and MCO managements. In September 1997, the assets of Sullivan Kelly & Associates, Inc., Insurance Brokers ("SKA"), a writer of malpractice coverage for health care entities, became available through a bankruptcy, and the Company acquired such assets for $2.3 million in cash. With principal offices in Pasadena, and satellite branches in Dallas and Phoenix, this acquisition is expected by management to help leverage the Company's position as a leading provider of insurance products to the hospital and health care industry. A new subsidiary of Executive Re, Sullivan Kelly, was formed to acquire the assets of SKA and conduct the institutional medical malpractice business, which involves placing Insurance Subsidiary and third party insurance policies.

     Program administration involves contracting with third party producers who, with special expertise in a specific class of risk, agree to underwrite and, in most cases, to issue Insurance Subsidiary policies, all within carefully defined parameters. The Company plans to increase its distribution capabilities through the use of program administrators. Program administration arrangements could become a bigger part of the distribution methodology in the coming year. (See "Marketing.")

     International. In December 1997, the Company announced that the UPEX joint venture, which had been formed in 1993, would terminate as of December 31, 1997. In connection with the termination, the former joint venture partner has paid to the Company the amount of $0.7 million in exchange for an agreement by the Company not to solicit a list of UPEX insureds for a period of one year. The UPEX facility had been formed to write only D&O in Europe, and during 1997 gross written premiums by UPEX totaled $21.3 million, in which the Company had a 50% participation.

     The Company plans to continue to serve the European market through policies underwritten and issued by ERNV. The Dutch subsidiary was founded in 1995, primarily to participate in a Netherlands-based D&O pool, which participation ended on December 31, 1996. In February 1998, the Company restructured ERNV, through the formation of a Netherlands insurance holding company, Executive Risk International Holdings BV ("ERBV"), to take ownership of ERNV. ERBV was capitalized in February 1998 through a $6.0 million investment of equity capital and a $34.0 million loan from Executive Re, which total of $40 million was in turn contributed to ERNV as equity capital. In addition, the Company applied for and obtained a group rating for ERNV from A.M. Best and Company Inc. ("Best's"), thereby extending to it the benefit of the Insurance Subsidiaries' "A (Excellent)" Best's rating.

     With the new capital and surplus and above-referenced Best's rating, the Company believes that ERNV is positioned to compete for liability insurance business within the European Community. Offices have been opened in London, Paris and Rotterdam, and executive and underwriting personnel have been hired. The re-positioning of ERNV as the Company's outlet in Europe confers several long-term strategic benefits, including the ability to sell E&O, as well as D&O, products which was not permitted by the UPEX structure. However, it is not anticipated that gross written premiums for ERNV in 1998 will equal those underwritten through UPEX during 1997.

  Marketing

     The Company's products are distributed principally through licensed independent property and casualty brokers, excess and surplus lines brokers and licensed wholesalers. In all, Company policies are produced through several thousand brokers. In recent years, there have been several mergers involving large, national insurance firms, and distribution within certain segments of the Company's business has become more concentrated as a result of such consolidation. Nonetheless, no single office of any broker or organization accounted for a material portion of the gross premiums written through ERMA, and the Company was not dependent on any one broker. Until recently, the Company serviced domestic brokers only from its Simsbury, Connecticut headquarters and from a small, health care oriented branch office in metropolitan Chicago. Beginning in the fourth quarter of 1997, however, the Company has commenced a new distribution plan, with the opening of small branch offices in New York, Atlanta, Dallas and San Francisco. Plans for additional offices, including near-term plans for an additional presence in Chicago, are proceeding. Together with ERNV's European offices and the offices of Sullivan Kelly, the Company is substantially increasing its local presence in important regional markets. Improvements to the Company's product distribution system are regularly under review to ensure optimal relations with producers and insureds across the country.

     Marketing is conducted in a variety of ways, but is generally targeted at the agent and broker audience. The Company produces a periodic newsletter which contains articles of interest to the D&O and E&O industry and which is widely distributed. Additionally, specific product areas publish newsletters with a narrower focus which are targeted to insurance issues touching their respective industries or professions. Advertisements, articles in trade publications, seminar participations and convention sponsorships are among the other methods used to market the Company's products. In certain lines, arrangements with national industry groups or associations have been useful in presenting the Company's products to target markets. An in-house marketing and communications staff produces (or oversees production of) all of the Company's public relations materials. The Company believes that these efforts have resulted in widespread name recognition of the Company and its products within target markets.

     Beginning in 1995, the Company commenced a strategy to create relationships with insurance agencies with national or regional books of E&O program business. Under such a "program administration" relationship, the third party entity becomes the Company's agent to underwrite and issue policies within guidelines specified by the Company. Program administrators are not authorized to handle or pay claims or bind reinsurance. The Company conducts due diligence procedures with respect to potential program administrators prior to entering such contractual relationships, and it exercises on-going audit rights under the program administration agreements. As of year-end 1997, seven program administration relationships were in effect, most of which were for E&O products. Additional programs are actively being investigated.

  Underwriting

     The Company's general underwriting philosophy stresses two factors: expert consideration of complex insurance submissions, and profitability over premium growth. Accordingly, while the Company seeks to be competitive within its markets, premiums are based primarily upon specific risk exposure, including loss experience, rather than primarily upon market factors. The table below sets forth statutory loss ratios and combined ratios for the periods indicated for the Insurance Subsidiaries and the property/casualty industry. The Insurance Subsidiaries' specialty products business is not directly comparable to the business of the property/casualty industry as a whole.

                                                      YEAR ENDED DECEMBER 31,
                                              ----------------------------------------
                                              1997    1996     1995     1994     1993
                                              ----    -----    -----    -----    -----
STATUTORY ACCOUNTING
PRACTICES DATA
--------------------------------------------

Insurance Subsidiaries
  Loss Ratio................................  67.1%    67.6%    67.4%    67.6%    67.6%
  Combined Ratio............................  95.2     92.7     90.7     97.6    102.1
Industry(1)
  Loss Ratio................................     *     78.3     78.9     81.1     79.5
  Combined Ratio(2).........................     *    105.9    105.0    107.2    105.7

---------------
 *  Not available

(1) Source: Best's Aggregates & Averages -- Property-Casualty.

(2) Excludes policyholder dividends.

     The Company emphasizes industry specialization within its underwriting staff, which includes a number of professionals with operational experience from the industries being underwritten. ERMA's staff of approximately 190 underwriters (at February 28, 1998) are under the supervision of John F. Kearney. Mr. Kearney has been with the Company since 1987, and is currently Senior Vice President and Chief Underwriting Officer of ERMA and the Insurance Subsidiaries. In addition to consulting with members of the underwriting management team, underwriters regularly consult with members of the Company's actuarial, claims and legal departments, as they analyze various aspects of a prospective insured's risk profile. Except with respect to the Company's higher volume, lower risk not-for-profit business (not including hospitals, where a Company-developed ratings system is utilized), submissions for D&O and E&O insurance are underwritten on a risk-by-risk basis.

     A large portion of the Company's policies have a one-year term, though the number of multi-year policies has been growing in recent years. One-year terms offer the insurer the advantage of re-underwriting and repricing a risk, to take more frequent account of claims or other changes in the exposure. Multi-year terms are offered in several situations. The most typical multi-year term is three years, although for "run-off" insurance coverage, which is often purchased to protect the directors and officers of an acquired corporation, the policy will usually be written for the three to six year period following a merger or acquisition. Most submissions for renewal of an expiring policy are re-underwritten and re-priced in accordance with the standard underwriting practices and procedures, which generally do not distinguish between new and renewal policies.

     In all aspects of its operations, and particularly in the underwriting process, the Company relies heavily on advanced computer technology, including both purchased and proprietary software. By utilizing down-loaded and on-line data from government and commercial resources, sophisticated financial modeling tasks can be performed. Such utilization of technology provides the Company with what it believes to be a competitive advantage in information-intensive industry segments, such as banking and large commercial accounts. For not-for-profit D&O and certain E&O business lines, the use of technology focuses primarily on maximizing efficiencies in submissions handling and response.

  Claims

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

     Based in part on the claims severity code and other factors developed by the claims handler (assisted by the Claims Information System), the Claims department recommends a case reserve for each claim. As more information is discovered with respect to a claim, the claims handler may recommend an increase or decrease in case reserves. The Company believes that the claims analysis permitted by the Claims Information System helps the Company to evaluate claims and make informed judgments with respect to case reserves promptly. (See "Reserves.")

  Reinsurance

     The Insurance Subsidiaries utilize a pooling arrangement to obtain the benefits of risk diversification. The pooling arrangement also permits the Insurance Subsidiaries to obtain a pooled rating from Best's and S&P. The pooling is achieved through interaffiliated reinsurance agreements. ER Bermuda also provides internal reinsurance to ERII.

     The Company has historically used external reinsurance arrangements to limit the amount of risk retained under policies written or reinsured by the Insurance Subsidiaries. In general, the Company will more heavily reinsure (i.e., retain less net risk with respect to) new lines or market segments, until claims and loss assumptions for the product can be validated. As product lines become more mature, reinsurance arrangements will evolve toward the Company retaining a greater share of the loss exposure and the premium.

     With respect to D&O, which comprises the majority the risks insured by the Company, ERI purchased excess-of-loss reinsurance coverage in 1995, 1996 and 1997, which provided 100% reinsurance protection (subject to aggregate limits and other restrictions) on losses incurred in excess of $2.5 million up to a limit of $10 million. The treaty was renewed effective January 1, 1998 under substantially the same terms and conditions as applied in 1997. The Insurance Subsidiaries have also entered into a D&O quota share reinsurance treaty, with various reinsurers, covering 90% of losses in excess of $10 million up to (i) $25 million through February 28, 1997 and (ii) $35 million from and after March 1, 1997, subject in both cases to certain limitations.

     By the nature of its market, the LPL product has historically carried the highest policy limits offered by the Company, i.e., $50 million. This line is reinsured, through a number of domestic and international markets, in a combination quota share and excess of loss reinsurance program whereby the Company retains more of the risk insured on lower limit policies and cedes more of the risk insured on higher limit policies. The

LPL reinsurance program limits the Company's exposure to slightly under $5 million on a policy with a maximum limit of $50 million.

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

     The Company's reinsurance programs include material exposure to Lloyd's, which is a collection of investors (known as "Names") who group together annually to form syndicates. Lloyd's syndicates have experienced substantial underwriting losses and decreases in underwriting capacity in the past, and they underwent a restructuring of liabilities during 1996. The long-term success or failure of such restructuring could affect Lloyd's syndicates' ability to meet their reinsurance obligations. The Company, together with its reinsurance brokers, performs a periodic security analysis of its Lloyd's exposure, and management believes that the syndicates supporting the Company's reinsurance programs are financially stable.

     For the year ended December 31, 1997, the Company's total ceded premiums were approximately $169.5 million, of which approximately $57.3 million were ceded to Lloyd's syndicates. To date, the Company has experienced no reinsurance recoverable defaults. The availability and cost of reinsurance arrangements are subject to prevailing market conditions, which are beyond the Company's control. As a result of these or other factors, the Company may in the future choose to revise further its reinsurance practices to increase, decrease or eliminate entirely the amount of risk it cedes to reinsurers.

     Primarily due to expense considerations and in light of past experience, the Company does not purchase "clash" reinsurance protection. Clash coverage protects the ceding insurer in situations where there are multiple losses -- either in a single line of business or multiple lines of business -- arising out of a single event.

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

     The Company's Insurance Subsidiaries, like other insurance companies, are subject to the risk of severe or multiple losses, which could significantly exceed the maximum loss previously assumed. To the extent reserves prove to be inadequate after taking into account available reinsurance coverage, the Company augments its reserves, resulting in a current-year charge to earnings. In addition, loss reserves may prove to be inadequate in the event that a major part of the Company's reinsurance coverage was to become uncollectible. See "Reinsurance."

     Since 1988, the Company has retained the services of an independent actuarial consulting firm to provide opinions regarding reserves as required for state regulatory filings. The Company intends to retain such services in the future. Although the Company believes that its reserves are adequate, there can be no assurance that ultimate loss experience will not exceed the Company's reserves, which may result in a material adverse effect on the Company's financial condition and results of operations. The following table sets forth a reconciliation of beginning and ending reserves for unpaid losses and LAE, net of reserves for reinsured losses and LAE for the years indicated.

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Reserves for losses and LAE at beginning of period,
  gross....................................................  $457,063    $324,416    $254,758
Reinsurance recoverable at beginning of period.............   (76,916)    (33,531)     (8,958)
                                                             --------    --------    --------
Reserves for losses and LAE at beginning of period, net....   380,147     290,885     245,800
Provision for losses and LAE for current year claims.......   152,042     112,107      83,775
Decrease in estimated ultimate losses and LAE for prior
  year claims..............................................   (10,269)     (6,772)     (5,245)
                                                             --------    --------    --------
Total incurred losses and LAE..............................   141,773     105,335      78,530
Adjustment for foreign exchange loss on unpaid loss and
  LAE......................................................      (469)        (23)         58
Loss and LAE payments for claims attributable to:
  Current year.............................................     4,495       2,239         792
  Prior years..............................................    36,193      13,811      32,711
                                                             --------    --------    --------
Total payments.............................................    40,688      16,050      33,503
                                                             --------    --------    --------
Reserves for losses and LAE at end of period, net..........   480,763     380,147     290,885
Reinsurance recoverable at end of period...................   157,166      76,916      33,531
                                                             --------    --------    --------
     Reserves for losses and LAE at end of period, gross...  $637,929    $457,063    $324,416
                                                             ========    ========    ========

     As shown above, as a result of the Company's normal reserving review, which includes a reevaluation of the adequacy of reserve levels for prior-years' claims, the Company reduced its unpaid loss and LAE reserves in 1997 for prior report years by approximately $10.3 million. The Company does not consider reserve reductions to represent a trend, and there can be no assurance concerning future adjustments of reserves, positive or negative, for prior-years' claims. The procedures used in determining appropriate reserves at December 31, 1997 were consistent with prior-years' reserving methodologies.

     Except for the last seven lines, the following "Development of Reserves" table presents the development of unpaid loss and LAE reserves, net of reinsurance, from 1988 through 1997. The last seven lines of the table present that type of development on a "gross-of-reinsurance" basis for the periods following the Company's adoption of Statement of Financial Standards No. 113, "Accounting and Reporting For Reinsurance of Short-Duration and Long-Duration Contracts," as of January 1, 1993. The top line of the table shows the reserves for unpaid losses and LAE, net of reinsurance recoverables on unpaid claims, at the end of each of the indicated years. That net reserve represents the amount of unpaid losses and LAE for claims arising in the current year and all prior years that were unpaid at the balance sheet date, including IBNR reserves. The upper portion of the table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.

                            DEVELOPMENT OF RESERVES
                             (DOLLARS IN THOUSANDS)

                                                          YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------------------
                                   1988      1989       1990       1991       1992       1993       1994
                                  -------   -------   --------   --------   --------   --------   --------
Reserves for losses and LAE,
  net...........................  $43,273   $76,277   $111,987   $157,131   $188,438   $209,098   $245,800
  Reserves re-estimated as of
    end of year:
    1 year later................   42,140    74,787    112,710    156,773    185,391    204,965    240,555
    2 years later...............   38,653    70,708    112,333    153,726    181,258    199,720    233,783
    3 years later...............   23,846    56,919    111,178    149,593    176,013    192,948    223,687
    4 years later...............   10,057    55,764    110,597    144,348    169,241    182,852
    5 years later...............    8,899    55,183    105,352    137,576    159,145
    6 years later...............    8,916    49,938    100,368    127,480
    7 years later...............    8,916    49,236     94,269
    8 years later...............    8,916    47,903
    9 years later...............    7,583
Cumulative redundancy
  (deficiency)..................   35,690    28,374     17,718     29,651     29,293     26,246     22,113
Cumulative paid as of:
    1 year later................  $    50   $ 1,088   $  9,491   $ 20,075   $ 25,838   $ 26,909   $ 32,711
    2 years later...............      449     4,815     26,321     44,814     47,270     56,823     42,851
    3 years later...............    1,936    17,977     44,759     61,562     73,100     59,760     63,386
    4 years later...............    2,072    26,483     56,572     78,916     75,751     73,053
    5 years later...............    2,134    31,157     68,277     79,675     88,198
    6 years later...............    4,421    38,435     68,671     84,507
    7 years later...............    4,426    38,477     73,558
    8 years later...............    4,441    38,749
    9 years later...............    4,920
Net reserve -- December 31......                                                       $209,098   $245,800
Reinsurance recoverables........                                                          6,053      8,958
                                                                                       --------   --------
Gross reserve -- December 31....                                                       $215,151   $254,758
                                                                                       ========   ========
Net re-estimated reserve........                                                        182,852    223,687
Re-estimated reinsurance
  recoverables..................                                                          2,339      9,006
                                                                                       --------   --------
Gross re-estimated reserve......                                                       $185,191   $232,693
                                                                                       ========   ========
Gross cumulative redundancy.....                                                       $ 29,960   $ 22,065
                                                                                       ========   ========

                                     YEAR ENDED DECEMBER 31,
                                  ------------------------------
                                    1995       1996       1997
                                  --------   --------   --------
Reserves for losses and LAE,
  net...........................  $290,885   $380,147   $480,763
  Reserves re-estimated as of
    end of year:
    1 year later................   284,113    369,878
    2 years later...............   274,017
    3 years later...............
    4 years later...............
    5 years later...............
    6 years later...............
    7 years later...............
    8 years later...............
    9 years later...............
Cumulative redundancy
  (deficiency)..................    16,868     10,269
Cumulative paid as of:
    1 year later................  $ 13,811   $ 36,194
    2 years later...............    41,484
    3 years later...............
    4 years later...............
    5 years later...............
    6 years later...............
    7 years later...............
    8 years later...............
    9 years later...............
Net reserve -- December 31......  $290,885   $380,147   $480,763
Reinsurance recoverables........    33,531     76,916    157,166
                                  --------   --------   --------
Gross reserve -- December 31....  $324,416   $457,063   $637,929
                                  ========   ========   ========
Net re-estimated reserve........   274,017    369,878
Re-estimated reinsurance
  recoverables..................    33,536     76,984
                                  --------   --------
Gross re-estimated reserve......  $307,553   $446,862
                                  ========   ========
Gross cumulative redundancy.....  $ 16,863   $ 10,201
                                  ========   ========

     In the Company's early years of operation, the Company had little or no actual loss experience upon which to calculate reserves. As a result, its reserving methodologies were based largely on industry data. In recent years, the Company has developed reserves based upon its own loss experience. While the Company believes it is now better able to estimate future losses and reserves than in its early years of operations, there can be no assurance that the Company's reserves will be sufficient to cover ultimate losses.

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

     The Company's investment policies specify limitations as to type of investment and exposure to single issuers. Investments currently consist principally of U.S. Government and Agency securities, corporate and municipal obligations, mortgage-backed and asset-backed securities, partnership interests, preferred stocks and common equities (including mutual fund shares). At December 31, 1997, the Company had no direct investments in mortgages or equity real estate, other than its headquarters building in Simsbury, Connecticut. Investments in securities backed by the full faith and credit of the U.S. Government and U.S. Government agencies may be made without limitation. Additionally, the current Board of Directors guidelines permit 5% of the Company's invested assets to be in the form of non-investment grade fixed income securities. At December 31, approximately 2% of the Company's investment portfolio was allocated to below investment grade bonds.

     The following table summarizes the investment portfolio of the Company, by asset class, as of December 31, 1997.

                                                            DECEMBER 31, 1997
                                                  --------------------------------------
                                                  FAIR VALUE     COST(1)      PERCENT(2)
                                                  ----------    ----------    ----------
                                                          (DOLLARS IN THOUSANDS)
U.S. Treasury or agency securities..............  $   50,621    $   50,237        4.7%
Municipal securities............................     557,353       532,839       51.4%
Corporate fixed income securities...............     180,401       178,382       16.6%
Mortgage and other asset backed securities......     121,520       119,203       11.2%
Foreign government securities...................       1,310         1,297        0.1%
Sinking fund preferred stocks...................      23,776        23,092        2.2%
                                                  ----------    ----------      -----
          Total fixed maturities................     934,981       905,050       86.2%
Equity securities...............................      61,732        42,787        5.7%
Short-term investments and cash.................      88,505        88,505        8.1%
                                                  ----------    ----------      -----
          Total investments and cash............  $1,085,218    $1,036,342      100.0%
                                                  ==========    ==========      =====

---------------
(1) Amortized cost for fixed maturities and short-term investments.

(2) Percent of total portfolio, based on fair value.

     Except with respect to the 5% allocation approved by the Board of Directors, new investments in publicly-traded fixed income securities, both short- and long-term, are restricted to issues that maintain a quality rating equal or equivalent to BBB/Baa or better from Standard & Poor's ("S&P") or Moody's Investors Service, Inc. ("Moody's"). Should an investment in the portfolio be downgraded below this rating, the investment is not necessarily sold immediately but is closely monitored for further deterioration of credit quality and the need to write down the book value of the investment. Private placements or other investments with lower ratings or investments not rated by those agencies are permitted, if approved by the Finance Committee and reported to the Board of Directors. Cash and publicly-traded fixed income securities comprised 88.3% (based on fair value) of the total investment portfolio as of December 31, 1997. At December 31, 1997, approximately 98% of the Company's publicly-traded bond portfolio was rated investment grade. The following table sets forth the composition of the Company's publicly-traded fixed income securities, by quality rating, as of December 31, 1997.

                          RATINGS                             DECEMBER 31,
                       (S&P/MOODY'S)                            1997(1)
                       -------------                          ------------
  AAA/Aaa...................................................      50.6%
  AA/Aa.....................................................      21.6
  A/A.......................................................      17.6
  Other.....................................................      10.2
                                                                 -----
          Total.............................................     100.0%
                                                                 =====

---------------
(1) Based on fair value.

     The National Association of Insurance Commissioners ("NAIC") has a fixed income securities rating system that assigns to investment securities certain ratings, called "NAIC designations," that are used by insurers when preparing their annual statutory financial statements. The NAIC assigns designations to publicly-traded and privately-placed securities. Designations assigned by the NAIC range from 1 to 6, with 1 representing securities of the highest quality. As of December 31, 1997, 90.8% (based on amortized cost) of the Insurance Subsidiaries' fixed income investment portfolio was invested in securities rated 1 by the NAIC.

     The investment portfolio is designed to provide sufficient liquidity to enable the Company to satisfy its obligations on a timely basis. Although the investment guidelines permit investments with a maturity range of up to 30 years, the Company generally invests in the five to fifteen year maturity range. The following table indicates the composition of the Company's fixed maturity investments, based on fair value, by time to maturity as of December 31, 1997.

                        TIME TO                           DECEMBER 31,
                        MATURITY                              1997
                        --------                          ------------
0 - 1 year..............................................       7.9%
1 - 5 years.............................................      33.2
5 - 10 years............................................      51.8
10+ years...............................................       7.1
                                                             -----
          Total.........................................     100.0%
                                                             =====

     The investment policies of the Company permit hedging activities to mitigate losses associated with fluctuations in foreign currency. At this point, the Company has no material foreign currency exposure. The Company's initial investment of 3 million Dutch guilders in ERNV (see "International") is viewed as a long-term capital commitment and, as such, is not hedged against fluctuations in the dollar value of the foreign currency. On February 24, 1998 the Company invested an additional $40 million in ERNV. These funds were subsequently converted and invested in fixed income securities denominated in pounds sterling. The Company, in conjunction with its asset managers, closely monitors relevant foreign exchange market levels given their importance to the investment performance of non-dollar denominated securities. The Company also maintains, in twelve different European currencies, $4.2 million (as translated to U.S. dollars) of loss reserves, which are not hedged against fluctuations in the value of these currencies. The Company may determine at a future date to engage in hedging transactions with respect to any foreign currency risk associated with its international operations, including ERNV.

     The Company's assets are invested, subject to the above mentioned statutory constraints and guidelines, to maximize after-tax investment returns. The Company attempts to optimize the blend of income from tax-exempt/taxable securities to achieve maximization of after-tax investment income. The following table illustrates the breakdown of the portfolio between taxable and tax-exempt securities as of December 31, 1997.

                                                                   DECEMBER 31, 1997
                                                            --------------------------------
                                                                 FAIR VALUE          PERCENT
                                                                 ----------          -------
                                                            (DOLLARS IN MILLIONS)
Tax-exempt securities.....................................        $  555.6             51.2%
Taxable securities........................................           529.6             48.8
                                                                  --------            -----
          Total...........................................        $1,085.2            100.0%
                                                                  ========            =====

     The Company's investments are managed by Conning Asset Management, Black Rock Financial Management and Hyperion Capital Management. In addition, the Company utilizes the investment management services of Vanguard Group.

  Regulation

     General. As insurance companies, ERII, ERSIC and Quadrant are subject to supervision and regulation in the states in which they transact business. Such supervision and regulation, which is designed primarily for the protection of policyholders and not shareholders, relates to most aspects of an insurance company's business and includes such matters as authorized lines of business; underwriting standards; financial condition standards; licensing of insurers; investment standards; premium levels; policy provisions; the filing of annual and other financial reports prepared on the basis of Statutory Accounting Practices; the filing and form of actuarial reports; the establishment and maintenance of reserves for unearned premiums, losses and LAE; transactions with affiliates; dividends; changes in control; and a variety of other financial and nonfinancial matters. Additionally, each of ERMA and Sullivan Kelly is subject to supervision and regulation under state insurance agency laws in the states in which it does business as an insurance agent. Insurance regulatory authorities have broad administrative powers to regulate trade practices and in that connection to restrict or rescind licenses to transact business and to levy fines and monetary penalties against insurers and insurance agents found to be in violation of applicable laws and regulations.

     Licenses. The Company has obtained insurance company licenses for ERII in all states other than Colorado, where the application is pending, and Connecticut, where ERSIC is the licensed entity. ERSIC is licensed as an insurance company in Connecticut, its state of domicile, and is an eligible surplus lines insurer in all other states and the District of Columbia. Quadrant is licensed in Connecticut, its state of domicile, and in the District of Columbia, with applications pending in numerous additional states. In a small number of states, the Company's ability to write insurance is limited to its core liability lines, and the Company is seeking to expand its authority to include all property/casualty lines in such states. Future flexibility with respect to certain new products could be limited to the extent that the Company is unable to secure additional authorized lines of business in these remaining states.

     ERMA, Sullivan Kelly and a number of their employees are licensed under the insurance agency and brokerage regulations of the various states in which their operations require such licensure. Such regulations have not limited the Company's ability to write insurance; however, ERMA's and Sullivan Kelly's ability to do business in the future is subject to their ability to secure necessary licenses.

     Regulation of Insurance Holding Companies. ERII is incorporated under the laws of Delaware, and ERSIC and Quadrant are incorporated under the laws of Connecticut. Delaware and Connecticut, like many other states, have laws governing insurance holding companies (such as ERI). Under Delaware and Connecticut law, ERII, ERSIC and Quadrant are each required to register annually and file certain reports with their respective domiciliary State Insurance Commissioners. Such reports must include current information concerning the capital structure, ownership, management, financial condition and general business operations of the filing subsidiary and must also disclose certain agreements and transactions between such subsidiary and its affiliates, which agreements must satisfy certain standards specified in the respective insurance laws.

     Under Delaware law, no person may acquire control of ERII or a corporation controlling ERII unless such person has filed a statement containing specified information with the Insurance Commissioner of the State of Delaware (the "Delaware Commissioner") and the Delaware Commissioner has approved such acquisition of control. Under Connecticut law, no person may acquire control of ERSIC or Quadrant or a corporation controlling either of them unless such person has filed a statement containing specified information with the Insurance Commissioner of the State of Connecticut (the "Connecticut Commissioner") and the Connecticut Commissioner has approved such acquisition of control. Under both Delaware and Connecticut law, any person acquiring, directly or indirectly, or holding proxies with respect to, 10% or more of the voting stock of any other person is presumed to have acquired "control" of such person. Accordingly, any purchase resulting in the purchaser owning 10% or more of the outstanding Common Stock of ERI would require prior approval of the Delaware and Connecticut Commissioners. Such prior approval requirement also would apply to an acquisition of proxies to vote 10% or more of the outstanding Common Stock of ERI and, therefore, in a proxy contest could delay or prevent a stockholder from acquiring such proxies. No assurance can be given as to whether or not the Company would seek to invoke these laws and regulations in the event of a contested solicitation of proxies.

     Under Delaware and Connecticut law, neither ERII, ERSIC nor Quadrant may enter into certain transactions, including certain reinsurance agreements, management agreements and service contracts, with members of their insurance holding company system unless they have notified the applicable State Insurance

Commissioner of their intention to enter into such a transaction and the applicable State Insurance Commissioner has not disapproved of such transaction within 30 days of such notice. Among other things, such transactions are subject to the requirements that their terms be fair and reasonable, that charges or fees for services performed must be reasonable and that the interests of policyholders not be adversely affected.

     Dividend Restrictions. As an insurance holding company, the Company is dependent on dividends and other permitted payments from the Insurance Subsidiaries to pay its cash dividends to stockholders, as well as interest and principal on debt instruments. The ability of ERII, ERSIC or Quadrant to pay dividends to the Company is subject to Delaware and Connecticut insurance laws, respectively. See Note 10 of the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders.

     Regulatory Examinations. As part of its routine regulatory process, the Delaware Insurance Department conducts, typically once every three years, an examination of ERII. The report with respect to the most recent completed examination of ERII was issued in December 1995, and covered the period January 1990 through December 1993. The report contained no material adverse findings. Another triennial examination is scheduled to commence on during the second quarter of 1998.

     ERSIC was incorporated in October 1991, and Quadrant was incorporated in April 1998. As part of its routine regulatory process, the Connecticut Insurance Department conducts at the point of initial licensure and, typically once every five years thereafter, an examination of insurance companies domiciled in Connecticut. An examination of ERSIC by the Connecticut Insurance Department commenced in March 1995 and was completed in October 1995. Such examination covered the period from ERSIC's incorporation through December 31, 1993. There were no material adverse findings. In addition, an initial examination of Quadrant was conducted by the Connecticut Insurance Department in July 1997 in connection with Quadrant's licensure by Connecticut. There were no adverse findings.

     Insurance regulatory authorities of other states in which the Insurance Subsidiaries hold insurance company licenses may examine the Insurance Subsidiaries' market conduct within their jurisdictions, and such authorities are empowered to impose fines or other sanctions where such examinations reveal deficiencies. To date, only California has completed a market conduct exam. That exam in 1996 resulted in no material adverse findings. Examiners from the State of Connecticut conducted a market conduct exam in 1997, but the results thereof are not yet available. As of the date of this Report, the State of Missouri is conducting a market conduct examination. Management believes that these examinations are all in the ordinary course and should not result in material adverse findings.

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

     IRIS Ratios. The NAIC annually calculates 11 financial ratios to assist state insurance departments in monitoring the financial condition of insurance companies. Results are compared against a "usual range" of results for each ratio, established by the NAIC. Due primarily to their rate of premium growth, the Insurance Subsidiaries routinely report one or more IRIS ratios outside the usual range. In addition, it is likely that ERII's entry into an intercompany quota share reinsurance arrangement with ER Bermuda may cause one or more loss reserve-based IRIS ratios to be outside the usual range. Management does not believe that the Insurance Subsidiaries' IRIS ratio results will adversely affect their ability to write new business.

     Capital and Surplus Requirements. The NAIC has developed risk-based capital ("RBC") formulas to be applied to all insurance companies, which formulas are used to calculate a minimum required statutory net worth, based on the underwriting, investment and other business risks inherent in an individual company's operations. Any insurance company which does not meet threshold RBC levels ultimately could become subject to increasing levels of regulatory scrutiny and regulatory action. Implementation of these requirements was required for the first time in regulatory filings covering fiscal 1994. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the insurance company's regulatory total adjusted capital to its authorized control level risk-based capital, both as defined by the NAIC. At December 31, 1997, the total adjusted capital (as defined by the NAIC) of ERII, ERSIC and Quadrant was in excess of all risk-based capital action levels. The insurance laws of Delaware and Connecticut limit the retained exposure on any one risk to 10% of capital and surplus. The insurance laws of the Netherlands and Bermuda impose capital requirements for ERNV and ER Bermuda, respectively, and may limit these subsidiaries' ability to pay dividends.

  Competition

     The insurance industry is highly competitive. ERI competes with domestic and foreign insurers and reinsurers, some of which have greater financial, marketing and management resources than ERI, and it may compete with new market entrants in the future. The Company believes its major competitors are American International Group, Inc. and The Chubb Corporation, who the Company believes are dominant competitors in the industry. Other competitors include ACE Limited, Associated Electric & Gas Insurance Services Limited, CNA Financial Corp., EXEL Limited, Great American Insurance Company, Gulf Insurance Company, Lloyd's syndicates, PHICO Insurance Company, Reliance Group Holdings, Inc. and Zurich-American Insurance Company. Competition is based on many factors, including the perceived financial strength of the insurer, pricing and other terms and conditions, services provided, ratings assigned by independent rating organizations (including Best's and S&P), the speed of claims payment and the reputation and experience of the insurer. Ultimately, this competition could affect ERI's ability to attract business on terms having the potential to yield appropriate returns.

  Employees

     At December 31, 1997 the Company employed approximately 480 full-time employees. None of the employees is subject to collective bargaining agreements and the Company knows of no current efforts to implement such agreements. The Company believes it has a good relationship with its employees.

ITEM 2.  PROPERTIES

     ERI's executive offices occupy an approximately 120,000 square foot, two-story office building that the Company owns in Simsbury, Connecticut. The Company believes that the premises provide adequately for its near-term space requirements in Connecticut. A four-story 130,000 square foot addition to this headquarters building is currently under construction to provide for the long-term needs of the Company. With the new addition, which is expected to cost approximately $20 million and to be completed in 1999, the Company's headquarters building will be able to accommodate a total of approximately 1,200 employees.

     In addition, the Company leases office space for ERNV in London, Paris and Rotterdam, and for satellite domestic operations in Atlanta, Chicago, Dallas, New York, Pasadena, Phoenix and San Francisco. Except for Pasadena, where the leased premises are 15,700 square feet and provide adequate office space for approximately 40 employees, the domestic branch offices are generally less than 1,000 square feet and are intended for only two or three employees. The operations of the Company are supported by local area networks of personal computers. The local networks are interconnected via telecommunications and provide services such as electronic mail, desktop faxing, real-time data communications and batch file transfers.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to routine legal proceedings in connection with its general operations and insurance business. The Company does not believe that these legal proceedings will have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  Market Information

     The Common Stock, $.01 par value, of Executive Risk Inc. was initially listed for trading on the New York Stock Exchange ("NYSE") on March 15, 1994 under the symbol "ER". For the periods presented below, the high and low sales prices of the Registrant's Common Stock on the NYSE were as follows:

                                                        THREE MONTHS ENDED
                                        --------------------------------------------------
                                        MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                        --------    -------    ------------    -----------
1997
-----
High sales price......................  $48.750     $56.000      $68.375         $72.000
Low sales price.......................  $35.625     $43.375      $49.813         $63.500

                                                        THREE MONTHS ENDED
                                       -----------------------------------------------------
                                       MARCH 31    JUNE 30     SEPTEMBER 30     DECEMBER 31
                                       --------    --------    -------------    ------------
1996
-----
High sales price.....................  $33.625     $38.250        $38.500         $42.375
Low sales price......................  $26.125     $29.250        $33.375         $33.875

                                                        THREE MONTHS ENDED
                                       -----------------------------------------------------
                                       MARCH 31    JUNE 30     SEPTEMBER 30     DECEMBER 31
                                       --------    --------    -------------    ------------
1995
-----
High sales price.....................  $17.125     $19.000        $23.875         $29.000
Low sales price......................  $13.625     $16.625        $18.375         $22.000

  Stockholders

     There were 95 holders of record of shares of the Company's Common Stock as of March 1, 1998. Approximately 90% of the Registrant's outstanding shares of Common Stock were held of record by Cede & Co., for an unknown number of beneficial owners.

  Dividends

     The Company paid cash dividends of $.02 per share in each quarter of 1997, 1996 and 1995. There is presently no intention to either increase or decrease the cash dividend on the Company's Common Stock in the foreseeable future. Future dividends will be dependent upon, among other things, the Company's earnings, financial condition, capital requirements and general business conditions.

ITEM 6.  SELECTED FINANCIAL DATA

     Financial Highlights on the inside front cover of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 24 through 30 of the 1997 Annual Report to Stockholders is incorporated herein by reference. See Exhibit 13 hereto.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable to the Company at this time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of Executive Risk Inc. and its subsidiaries, included on pages 35 through 52 of the Company's 1997 Annual Report to Stockholders (see Exhibit 13), are incorporated herein by reference:

        -- Consolidated Balance Sheets at December 31, 1997 and 1996.

        -- Consolidated Statements of Income for the years ended December 31,
           1997, 1996 and 1995.

        -- Consolidated Statements of Stockholders' Equity for the years ended
           December 31, 1997, 1996 and 1995.

        -- Consolidated Statements of Cash Flows for the years ended December
           31, 1997, 1996 and 1995.

        -- Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Information concerning the Company's directors and executive officers is incorporated herein by reference to the caption "Item 1. Election of Directors" in the definitive Proxy Statement involving the election of directors and other matters (the "Proxy Statement") which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference to the caption "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the caption "Beneficial Ownership of Stock" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the captions "Certain Relationships and Related Transactions" in the Proxy Statement.

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

  Reports on Form 8-K

     The Company filed no Current Reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         EXECUTIVE RISK INC.
                                             (REGISTRANT)

                                          By:     /s/ STEPHEN J. SILLS
                                            ------------------------------------
                                                     STEPHEN J. SILLS,
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                           OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ Gary G. Benanav                   Director                         March 25, 1998
-----------------------------------------------------
                   GARY G. BENANAV

                /s/ Barbara G. Cohen                   Director                         March 25, 1998
-----------------------------------------------------
                  BARBARA G. COHEN

                 /s/ John G. Crosby                    Director                         March 25, 1998
-----------------------------------------------------
                   JOHN G. CROSBY

                /s/ Robert V. Deutsch                  Executive Vice President,        March 25, 1998
-----------------------------------------------------    Treasurer, Chief Financial
                  ROBERT V. DEUTSCH                      and Accounting Officer, Chief
                                                         Actuary and Director

               /s/ Patrick A. Gerschel                 Director                         March 25, 1998
-----------------------------------------------------
                 PATRICK A. GERSCHEL

                 /s/ Peter Goldberg                    Director                         March 25, 1998
-----------------------------------------------------
                   PETER GOLDBERG

                /s/ Robert H. Kullas                   Chairman and Director            March 25, 1998
-----------------------------------------------------
                  ROBERT H. KULLAS

                 /s/ Michael D. Rice                   Director                         March 25, 1998
-----------------------------------------------------
                   MICHAEL D. RICE

                /s/ Joseph D. Sargent                  Director                         March 25, 1998
-----------------------------------------------------
                  JOSEPH D. SARGENT

                /s/ Stephen J. Sills                   President, Chief Executive       March 25, 1998
-----------------------------------------------------    Officer and Director
                  STEPHEN J. SILLS

               /s/ Irving B. Yoskowitz                 Director                         March 25, 1998
-----------------------------------------------------
                 IRVING B. YOSKOWITZ

                               INDEX TO EXHIBITS

EXHIBIT NO.
-----------
    (3)       -- Articles of incorporation and bylaws:

              3.1    Amended and Restated Certificate of Incorporation of
                     Executive Risk Inc., incorporated herein by reference to
                     Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed June 5, 1997.

              3.2 Restated Bylaws of Executive Risk Inc., incorporated herein by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, filed June 5, 1997.

   (10)       -- Material contracts

              10.1   Stock Purchase Option between Executive Risk Inc. and The
                     Aetna Casualty and Surety Company, incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (No. 33-70820) of the Company (herein the
                     "Registration Statement").

              10.2   Rights Agreement between Executive Risk Inc. and Mellon
                     Bank, N.A., as Rights Agent, incorporated herein by reference to Exhibit 10.19 to the Registration Statement.

              10.3 Executive Risk Inc. Nonqualified Stock Option Plan, as amended and restated, incorporated by reference to Exhibit
                     10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 10-K").

              10.4   Executive Risk Inc. Employee Incentive Nonqualified Stock
                     Option Plan, as amended and restated, incorporated by reference to Exhibit 10.8 to the 1996 10-K.

              10.5 Executive Risk Inc. Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.19 to the 1994 10-K.

              10.6 Executive Risk Inc. Retirement Plan, incorporated herein by reference to Exhibit 10.27 to the Registration Statement.

              10.7 Executive Risk Inc. Nonemployee Directors Stock Option Plan, as amended and restated, filed herewith.

              10.9   Supplemental Pension Agreement by and among the Company,
                     Aetna Life and Casualty Company and LeRoy A. Vander Putten, dated as of March 31, 1995, incorporated herein by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 1995.

              10.10 Executive Risk Inc. Stock Incentive Plan, incorporated herein by reference to Exhibit 10.25 to the 1996 10-K.

              10.11 Executive Risk Inc. Performance Share Plan, incorporated herein by reference to Exhibit 10.26 to the 1996 10-K.

              10.12 Restructuring Agreement, dated as of February 13, 1997, by and among Executive Risk Inc., Executive Re Inc., Executive
                     Risk Indemnity Inc., Executive Risk Specialty Insurance
                     Company, Executive Risk Management Associates, The Aetna
                     Casualty and Surety Company and Aetna Casualty and Surety of
                     Canada, incorporated by reference to Exhibit 10.1 to Current
                     Report on Form 8-K dated February 18, 1997 (the "February
                     1997 8-K").

              10.13  Agency and Insurance Services Agreement, dated as of January
                     1, 1997, by and between The Aetna Casualty and Surety
                     Company and Executive Risk Management Associates, incorporated by reference to Exhibit 10.2 to the February
                     1997 8-K.

EXHIBIT NO.
-----------
              10.14  Quota Share Reinsurance Agreement, dated as of January 1,
                     1997, by and between The Aetna Casualty and Surety Company and Executive Risk Indemnity Inc., incorporated by reference to Exhibit 10.3 to the February 1997 8-K.

              10.15  Retirement Agreement, dated as of June 1, 1997, between the
                     Company and LeRoy A. Vander Putten, filed herewith.

              10.16  Consulting and Non-Competition Agreement, dated as of June
                     1, 1997, between the Company and LeRoy A. Vander Putten, filed herewith.

              Executive Risk Inc. 1997 Annual Report to Stockholders; except for
   (13) those portions thereof which are expressly incorporated by reference in the Annual Report on Form 10-K for the year ended
              December 31, 1997, the Report to Stockholders is furnished for the information of the Securities and Exchange Commission only and is not to be deemed "filed" as part of this Annual Report on Form
              10-K.

   (21)       Subsidiaries of Executive Risk Inc.

   (23)       Consents of experts and counsel

              23.1   Consent of Ernst & Young LLP

              23.2   Consent of Ernst & Young LLP

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                   PAGES
                                                                   -----
Financial Statements of Executive Risk Inc.
     Report of Independent Auditors on Financial Statements......     *
     Consolidated Balance Sheets at December 31, 1997 and 1996...     *
     Consolidated Statements of Income for the years ended            *
       December 31, 1997, 1996 and 1995..........................
     Consolidated Statements of Stockholders' Equity for the          *
       years ended December 31, 1997, 1996 and 1995..............
     Consolidated Statements of Cash Flows for the years ended        *
       December 31, 1997, 1996 and 1995..........................
     Notes to Consolidated Financial Statements..................     *
Schedule(s)
II   Condensed Financial Information of Registrant
     -- Balance Sheets...........................................   S-1
     -- Statements of Income.....................................   S-2
     -- Statements of Cash Flows.................................   S-3

Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
---------------
* Incorporated by reference to the Executive Risk Inc. 1997 Annual Report to Stockholders; see Exhibit 13 to this Annual Report on Form 10-K.

                   EXECUTIVE RISK INC. (PARENT COMPANY ONLY)
          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
(In thousands)
ASSETS
  Fixed maturities available for sale.......................  $ 69,243    $     --
  Equity securities available for sale......................         8          --
  Cash and short-term investments...........................    49,684         109
                                                              --------    --------
          TOTAL CASH AND INVESTED ASSETS....................   118,935         109
  Accrued investment income.................................     1,058          --
  Intercompany receivable...................................     1,376         815
  Investment in subsidiaries and equity investees...........   353,587     206,366
  Deferred income taxes.....................................     4,963       3,275
  Other assets..............................................     5,942       6,413
                                                              --------    --------
          TOTAL ASSETS......................................  $485,861    $216,978
                                                              ========    ========
LIABILITIES
  Senior notes payable......................................    75,000          --
  Note payable to bank......................................        --      70,000
  Debentures payable to Executive Risk Capital Trust........   128,866          --
  Accrued expenses and other liabilities....................     5,812       2,203
                                                              --------    --------
          TOTAL LIABILITIES.................................   209,678      72,203
STOCKHOLDERS' EQUITY
  Common Stock..............................................       120         104
  Additional paid-in capital................................   176,234      93,651
  Unrealized gain on investments, net of tax................    31,769      18,382
  Currency translation adjustments..........................      (481)       (186)
  Retained earnings.........................................   101,101      65,384
  Cost of shares in treasury................................   (32,560)    (32,560)
                                                              --------    --------
          TOTAL STOCKHOLDERS' EQUITY........................   276,183     144,775
                                                              --------    --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $485,861    $216,978
                                                              ========    ========

                   EXECUTIVE RISK INC. (PARENT COMPANY ONLY)
          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
(In thousands)
REVENUES
  Net investment income.....................................  $ 1,162    $   624    $   779
  Net realized capital gains................................       --        503         --
                                                              -------    -------    -------
     TOTAL REVENUES.........................................    1,162      1,127        779

EXPENSES
  General and administrative expenses.......................    2,385      3,460      2,321
  Long-term incentive compensation..........................       --        187      1,458
  Interest expense..........................................   11,911      4,335      1,893
                                                              -------    -------    -------
     TOTAL EXPENSES.........................................   14,296      7,982      5,672
                                                              -------    -------    -------
     LOSS BEFORE TAXES AND EARNINGS OF SUBSIDIARIES.........  (13,134)    (6,855)    (4,893)

  Federal income tax benefit................................   (4,145)    (2,543)    (2,100)
                                                              -------    -------    -------
     LOSS BEFORE EARNINGS OF SUBSIDIARIES...................   (8,989)    (4,312)    (2,793)

  Equity in earnings of subsidiaries........................   45,514     32,417     28,079
                                                              -------    -------    -------
     NET INCOME.............................................  $36,525    $28,105    $25,286
                                                              =======    =======    =======

                   EXECUTIVE RISK INC. (PARENT COMPANY ONLY)
          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
(In thousands)
OPERATING ACTIVITIES
  Net income...............................................  $ 36,525    $ 28,105    $ 25,286
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Amortization of bond premium..........................       119          16          36
     Equity used in earnings of subsidiaries...............   (45,514)    (32,417)    (28,079)
     Net realized gains on investments                             --        (503)         --
     Deferred income taxes.................................    (1,662)     (1,073)       (622)
     Amortization of loan arrangement fees.................       910          --          --
     Other.................................................       877        (635)     (1,450)
     Change in:
       Accrued investment income...........................    (1,058)        263        (146)
       Intercompany receivable/payable.....................     5,593       6,737       3,099
       Accrued expenses and other liabilities..............     9,363         587       1,476
                                                             --------    --------    --------
          Net Cash Provided by (Used in) Operating
            Activities.....................................     5,153       1,080        (400)
INVESTING ACTIVITIES
  Purchase of fixed maturities available for sale..........   (72,448)     (1,379)    (10,481)
  Proceeds from sales of fixed maturities held for sale....     3,000      17,661          --
  Contribution of capital to Executive Risk Indemnity
     Inc...................................................   (65,000)    (10,870)         --
  Contribution of capital to Executive Risk Capital
     Trust.................................................    (3,866)         --          --
  Contribution of capital to ER (Bermuda) Ltd..............   (20,000)         --          --
  Distributions from subsidiaries..........................       303      15,104      14,387
                                                             --------    --------    --------
          Net Cash (Used in) Provided by Investing
            Activities.....................................  (158,011)     20,516       3,906
FINANCING ACTIVITIES
  Proceeds from exercise of options........................     4,122         423         241
  Cost of repurchase of Common Stock.......................        --     (75,025)     (3,119)
  Placement fees and other.................................    (2,827)     (1,172)         --
  Repayment of note payable to bank........................   (70,000)    (25,000)         --
  Note payable to bank.....................................        --      70,000          --
  Proceeds from issuance of Senior Notes Payable...........    75,000          --          --
  Proceeds from issuance of Common Stock...................    68,080          --          --
  Proceeds from Capital Securities offering................   128,866          --          --
  Proceeds from over-allotment option exercise.............        --       9,675          --
  Dividends paid on Common Stock...........................      (808)       (789)       (919)
                                                             --------    --------    --------
Net Cash Provided by (Used in) Financing Activities........   202,433     (21,888)     (3,797)
                                                             --------    --------    --------
          Net Increase (Decrease) in Cash and Short-Term
            Investments....................................    49,575        (292)       (291)
Cash and short-term investments at beginning of period.....       109         401         692
                                                             --------    --------    --------
          Cash and Short-Term Investments at End of
            Period.........................................  $ 49,684    $    109    $    401
                                                             ========    ========    ========
Supplemental Cash Flow Disclosures:
  Income taxes paid (received).............................  $    325    $   (763)   $     70
  Interest paid on debt....................................     6,826       4,131       1,888