Form 10-Q
period 1998-03-31
EXECUTIVE RISK INC /DE/
filed 1998-05-12
CIK 914069

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 1998.

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.



                         Commission File Number 1-12800



                               EXECUTIVE RISK INC.
             (Exact name of registrant as specified in its charter)


   Delaware
                                                                 6-1388171
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



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

    As of May 7, 1998, there were 10,889,037 shares of Executive Risk Inc. Common Stock, $0.01 par value, outstanding, net of treasury shares.

                               EXECUTIVE RISK INC.

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                                PAGE
------------------------------                                                                ----

Item 1.  Financial Statements

   Independent Accountants' Review Report...............................................        2

   Consolidated Balance Sheets -
   March 31, 1998 and December 31, 1997.................................................        3

   Consolidated Statements of Income -
   Three Months Ended March 31, 1998 and 1997 ..........................................        4

   Consolidated Statements of Cash Flows -
   Three Months Ended March 31, 1998 and 1997 ..........................................        5

   Notes to Consolidated Financial Statements...........................................     6 -7

Item 2.  Management's Discussion and Analysis of Financial Condition and
   Results of Operations................................................................      7-9


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................................        9

SIGNATURES..............................................................................       10


Exhibit 15.1 - Independent Accountants' Acknowledgment Letter...........................       11
Exhibit 27 - Financial Data Schedule....................................................       --

NOTE ON FORWARD-LOOKING STATEMENTS: The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Report may include forward-looking statements, as do other publicly available Company documents, including reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission and other written or oral statement made by or on behalf of the Company, its officers and employees. When made, such forward-looking statements reflect the then-current views of the Company or its management with respect to future events and financial performance. There are known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated or indicated by such forward-looking statements. These include, but are not limited to, risks and uncertainties inherent in or relating to (i) general economic conditions, including interest rate movements, inflation and cyclical industry conditions,
(ii) governmental and regulatory policies affecting professional liability, as well as the judicial environment, (iii) the loss reserving process, (iv) increasing competition in the market segments in which the Company operates, (v) the conduct of international operations, including exchange rate fluctuations and foreign regulatory changes, and (vi) the effects of Year 2000 on Company insureds and the degree to which liability exposure is affected thereby. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Neither the Company or its management undertakes any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  FINANCIAL STATEMENTS


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Stockholders and Board of Directors
Executive Risk Inc.

We have reviewed the accompanying consolidated balance sheet of Executive Risk Inc. and its subsidiaries as of March 31, 1998, and the related consolidated statements of income and cash flows for the three-month period ended March 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Executive Risk Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated February 3, 1998, we expressed an unqualified opinion on those consolidated financial statements.





                                              /S/ ERNST & YOUNG LLP



Stamford, Connecticut
May 7, 1998

                               EXECUTIVE RISK INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       (Unaudited)
                                                                                         March 31,        December 31,
(In thousands, except share data)                                                          1998               1997
                                                                                           ----               ----
ASSETS
    Fixed maturities available for sale, at fair value
      (amortized cost:  1998 - $954,552 and 1997 - $905,050)                           $   982,690        $   934,981
   Equity securities available for sale, at fair value
      (cost:  1998 - $44,354 and 1997 - $42,787)                                            68,654             61,732
   Cash and short-term investments, at cost which approximates market                       65,991             88,505
                                                                                       -----------        -----------
        TOTAL CASH AND INVESTED ASSETS                                                   1,117,335          1,085,218

   Premiums receivable                                                                      36,229             40,033
   Reinsurance recoverables                                                                189,939            159,918
   Accrued investment income                                                                14,748             13,731
   Deferred acquisition costs                                                               36,952             34,581
   Prepaid reinsurance premiums                                                            101,209             99,847
   Deferred income taxes                                                                    20,893             23,316
   Other assets                                                                             43,555             29,160
                                                                                       -----------        -----------

        TOTAL ASSETS                                                                   $ 1,560,860        $ 1,485,804
                                                                                       ===========        ===========

LIABILITIES
   Loss and loss adjustment expenses                                                   $   693,609        $   637,929
   Unearned premiums                                                                       291,756            289,840
   Senior notes payable                                                                     75,000             75,000
   Ceded balances payable                                                                   28,713             37,165
   Accrued expenses and other liabilities                                                   54,277             44,687
                                                                                       -----------        -----------
        TOTAL LIABILITIES                                                                1,143,355          1,084,621

PREFERRED SECURITIES OF EXECUTIVE RISK CAPITAL TRUST
    Company obligated mandatorily redeemable preferred securities of subsidiary, Executive Risk Capital Trust, holding solely $125,000,000 aggregate principal amount of 8.675% Series B Junior Subordinated Deferrable Interest
    Debentures of the Company due February 1, 2027 and $3,866,000 aggregate principal amount of  8.675% Series A Junior Subordinated Deferrable Interest
    Debentures of the Company due February 1, 2027                                         125,000            125,000
                                                                                       -----------        -----------

STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value; authorized 4,000,000 shares;
     issued - 1998 and 1997 - 0 shares                                                        --                 --

   Common Stock, $.01 par value; authorized 52,500,000 shares;
     issued - 1998 - 12,001,808 shares and 1997 - 11,953,358 shares                            120                120
   Additional paid-in capital                                                              178,447            176,234
   Accumulated other comprehensive income                                                   34,136             31,288
   Retained earnings                                                                       112,362            101,101
   Cost of shares in treasury, at cost: 1998 and 1997 - 1,114,421 shares                   (32,560)           (32,560)
                                                                                       -----------        -----------
        TOTAL STOCKHOLDERS' EQUITY                                                         292,505            276,183
                                                                                       -----------        -----------

TOTAL LIABILITIES, PREFERRED SECURITIES OF EXECUTIVE RISK
         CAPITAL TRUST AND STOCKHOLDERS' EQUITY                                        $ 1,560,860        $ 1,485,804
                                                                                       ===========        ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               EXECUTIVE RISK INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                             Three Months Ended March 31,

(In thousands, except per share data)           1998             1997
                                                ----             ----

REVENUES
   Gross premiums written                    $ 100,084        $ 83,035
   Premiums ceded                              (39,742)        (33,298)
                                             ---------        --------
      Net premiums written                      60,342          49,737

   Change in unearned premiums                    (557)         (3,508)
                                             ---------        --------
       Net premiums earned                      59,785          46,229

   Net investment income                        15,139          10,105
   Net realized capital gains                    1,775           1,006
   Other income                                     83             146
                                             ---------        --------
        TOTAL REVENUES                          76,782          57,486

EXPENSES
   Loss and loss adjustment expenses            40,116          31,321
   Policy acquisition costs                     10,617           7,481
   General and administrative expenses           7,371           5,539
   Interest expense                              1,376           1,419
   Minority Interest in Executive Risk           2,682           1,626
   Capital Trust
                                             ---------        --------
       TOTAL EXPENSES                           62,162          47,386
                                             ---------        --------

       INCOME BEFORE INCOME TAXES               14,620          10,100

Income tax expense (benefit)
   Current                                       1,964           2,277
   Deferred                                      1,177            (591)
                                             ---------        --------
                                                 3,141           1,686
                                             ---------        --------

        NET INCOME                           $  11,479        $  8,414
                                             =========        ========


Earnings per common share                    $    1.06        $   0.90

Weighted average shares outstanding             10,862           9,327

Earnings per common share -
     assuming dilution                       $    0.98        $   0.83

Weighted average shares outstanding -
     assuming dilution                          11,726          10,166

Dividends declared per common share          $    0.02        $   0.02


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               EXECUTIVE RISK INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                       Three Months Ended March 31,

(In thousands)                                                            1998             1997
                                                                          ----             ----

OPERATING ACTIVITIES

Net income                                                             $  11,479        $   8,414
Adjustments to reconcile net income to net cash provided by
    operating activities:
      Amortization and depreciation                                          990              515
      Deferred income taxes                                                1,177             (591)
      Amortization of bond premium                                           613              363
      Net realized gains on investments                                   (1,775)          (1,006)
      Stock based compensation plans                                         593            1,090
      Amortization of loan arrangement fees                                                   910
      Other                                                                1,264            1,997

      Change in:
          Premiums receivable, net of ceded balances payable              (4,648)          (5,264)
          Accrued investment income                                       (1,017)            (452)
          Deferred acquisition costs                                      (2,371)          (2,209)
          Loss and loss adjustment expenses, net of reinsurance           25,659           23,909
            recoverables
          Unearned premiums, net of prepaid reinsurance premiums             554            3,498
          Accrued expenses and other liabilities                         (15,579)          (3,699)
                                                                       ---------        ---------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                       16,939           27,475

INVESTING ACTIVITIES

    Proceeds from sales of fixed maturities available for sale           151,274           60,893
    Proceeds from sales of equity securities available for sale            2,482            1,144
    Proceeds from maturities of investment securities                     17,134           10,897
    Purchase of fixed maturities available for sale                     (201,204)        (104,011)
    Purchase of equity securities available for sale                      (5,717)          (2,211)
    Net capital expenditures                                              (3,610)          (1,843)
                                                                       ---------        ---------

          NET CASH USED IN INVESTING ACTIVITIES                          (39,641)         (35,131)

FINANCING ACTIVITIES

    Proceeds from exercise of options                                        589               58
    Repayment of note payable to bank                                                     (70,000)
    Proceeds from Capital Securities offering                                             125,000
    Placement fees and other                                                (183)          (1,250)
    Dividends paid on Common Stock                                          (218)            (187)
                                                                       ---------        ---------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                         188           53,621
                                                                       ---------        ---------

          NET (DECREASE) INCREASE IN CASH AND SHORT-TERM                 (22,514)          45,965
            INVESTMENTS
                                                                       ---------        ---------

Cash and short-term investments at beginning of period                    88,505           24,706

                                                                       ---------        ---------

          CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD             $  65,991        $  70,671
                                                                       =========        =========


              The accompanying notes are an integral part of the
                       consolidated financial statements.

                               EXECUTIVE RISK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)



NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying unaudited interim consolidated financial statements of Executive Risk Inc. (the "Company" or "ERI") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Certain prior year amounts have been reclassified to conform with the 1998 presentation.


NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available for sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

During the first quarter of 1998 and 1997, total comprehensive income amounted to $14.3 million and $2.6 million, respectively.

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 1998 and 1997 are as follows:



                                                                      1998                     1997
                                                                      ----                     ----

Net income                                                          $11,479                   $8,414
                                                                    -------                   ------

Unrealized gains (losses) on securities                               2,315                   (5,537)
Foreign currency translation adjustments                                533                     (250)
                                                                    -------                   ------

Comprehensive income                                                $14,327                   $2,627
                                                                    =======                   ======

                               EXECUTIVE RISK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The components of accumulated other comprehensive income, net of related tax, at March 31, 1998 and December 31, 1997 are, respectively, as follows:


                                                                      1998                     1997
                                                                      ----                     ----
Unrealized gains (losses) on securities                              $34,084                 $31,769
Foreign currency translation adjustments                                  52                    (481)
                                                                     -------                 -------
Accumulated comprehensive income                                     $34,136                 $31,288
                                                                     =======                 =======


In March 1998, the American Institute of Certified Public Accountants and the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses such costs as incurred. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, and is not expected to have a material impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations compares certain financial results for the three months ended March 31, 1998 with the corresponding period for 1997. The results of Executive Risk Inc. (the "Company" or "ERI") include the consolidated results of Executive Risk Management Associates ("ERMA"), Executive Re Inc. ("Executive Re"), and Executive Re's direct and indirect insurance company subsidiaries, Executive Risk Indemnity Inc. ("ERII"), Executive Risk Specialty Insurance Company ("ERSIC"), Executive Risk N.V. ("ERNV"), Quadrant Indemnity Company ("Quadrant") and Executive Risk (Bermuda) Ltd. In addition, the Company's results include Executive Risk Capital Trust, a Delaware statutory business trust (the "Trust"), and Sullivan Kelly Inc. ("Sullivan Kelly"), and underwriting management company which is a subsidiary of Executive Re. Also, 1997 results include a 50% interest in UAP Executive Partners ("UPEX"), a French underwriting agency which was a joint venture between the Company and Union des Assurances de Paris - Incendie Accidents ("UAP"). The joint venture agreement between the Company and UAP was terminated on December 31, 1997.

RESULTS OF OPERATIONS

The Company's net income for the first quarter of 1998 was $11.5 million, or $0.98 per diluted share, as compared to $8.4 million, or $0.83 per diluted share, earned in the first quarter of 1997. The Company's operating earnings, calculated as net income before realized capital gains or losses, net of tax, were $10.3 million, or $0.88 per diluted share, for the quarter ended March 31, 1998 and $7.8 million, or $0.76 per diluted share, for the quarter ended March 31, 1997.

Gross premiums written increased by $17.1 million, or 21%, to $100.1 million in the first quarter of 1998 from $83.0 million in the first quarter of 1997. The increase was principally due to growth in sales in miscellaneous professional liability errors and omissions insurance ("E&O") partially offset by a decrease in international directors and officers liability insurance ("D&O").

Ceded premiums increased $6.4 million, or 19%, to $39.7 million in the first quarter of 1998 from $33.3 million in the first quarter of 1997. The rise in ceded premiums was due principally to increased cessions on E&O and certain D&O products as a result of higher writings.

As a result of the foregoing, net premiums written increased $10.6 million, or 21%, to $60.3 million for the quarter ended March 31, 1998 from $49.7 million for the quarter ended March 31, 1997. Over the same periods, net premiums earned increased to $59.8 million from $46.2 million.

Net investment income increased by $5.0 million, or 50%, to $15.1 million for the quarter ended March 31, 1998 from $10.1 million for the quarter ended March 31, 1997. This increase resulted principally from growth in invested assets, measured on an amortized cost basis, from $756.8 million at March 31, 1997 to $1,064.9 million at March 31, 1998, partially offset by a decrease in nominal yields. The nominal portfolio yield of the fixed maturity portfolio at March 31, 1998 was 6.04%, compared to 6.24% at March 31, 1997. The tax equivalent yields on the fixed maturity portfolio were 7.52% and 7.95% for these periods, respectively.

The Company's net realized capital gains were $1.8 million in the first quarter of 1998 as compared to $1.0 million in the first quarter of 1997. In the first quarter of 1998, net capital gains were realized principally from the sale of fixed maturity investments, equity mutual fund distributions and certain equity limited partnership investments.

Loss and loss adjustment expenses ("LAE") increased by $8.8 million, or 28%, from $31.3 million in the first quarter of 1997 to $40.1 million in the comparable period of 1998 due to higher premiums earned. The Company's loss ratio was 67.1% in the first quarter of 1998 as compared to 67.8% in the first quarter of 1997. In connection with the Company's normal reserving review, which includes a reevaluation of the adequacy of reserve levels for prior years' claims, the Company reduced its unpaid loss and LAE reserves for prior report years by $3.0 million, or $0.16 per diluted share, in the first quarter of 1998. In the first quarter of 1997, the Company reduced its unpaid loss and LAE reserves for prior report years by $1.9 million, or $0.12 per diluted share. There can be no assurance that reserve adequacy reevaluations will produce similar reserve reductions and net income increases in future quarters.

Policy acquisition costs increased by $3.1 million, or 42%, to $10.6 million for the quarter ended March 31, 1998 from $7.5 million for the quarter ended March 31, 1997. The Company's ratio of policy acquisition costs to net premiums earned increased from 16.2% in the first quarter of 1997 to 17.8% in the first quarter of 1998. The increase in the policy acquisition cost ratio was attributable to both higher commission amounts paid to brokers and increased compensation and related expenses incurred in hiring additional underwriting staff to support the growth in the Company's business.

General and administrative ("G&A") expenses increased $1.9 million, or 33%, to $7.4 million in the first quarter of 1998 from $5.5 million in the first quarter of 1997, due largely to increased compensation, benefit and related overhead costs associated with the growth in premium volume. The ratio of G&A costs to premiums earned increased slightly from 11.9% in the first quarter of 1997 to 12.3% in the first quarter of 1998.

The GAAP combined ratio increased to 97.2% in the first quarter of 1998 from 95.9% in the first quarter of 1997. The increase of 1.3 percentage points was attributable to the increase in the policy acquisition cost and G&A ratio, partially offset by a decrease in the loss ratio as discussed above. A combined ratio below 100% indicates profitable underwriting prior to the consideration of investment income, capital gains and interest expense. A company with a combined ratio exceeding 100% can still be profitable in that period due to such factors as investment income and capital gains realized during that period.

Interest expense of $1.4 million for both the first quarter of 1998 was attributable principally to the Company's outstanding senior notes, while interest expense of $1.4 million for 1997 was attributable principally to outstanding balances under the Company's bank credit agreement. On December 12, 1997, the Company sold $75 million aggregate amount of 7.125% senior notes payable. The outstanding balance under the Company's bank credit agreement was $70 million from January 1, 1997 through February 5, 1997. On February 5, 1997, the Company repaid the $70 million outstanding under the term loan portion of a senior credit facility arranged through The Chase Manhattan Bank.

Minority interest in the Trust is attributable to distributions payable on the securities of the Trust.

Income tax expense increased $1.4 million, or 86%, from $1.7 million in the first quarter of 1997 to $3.1 million in the first quarter of 1998. The Company's effective tax rate increased from 16.7% to 21.5% for the same periods. The increase in the effective tax rate was due to growth in pre-tax income outpacing the increase in tax-exempt investment income.

LIQUIDITY AND CAPITAL RESOURCES

ERI is a holding company, the principal asset of which is equity in its subsidiaries. ERI's cash flows depend primarily on dividends and other payments from its subsidiaries. ERI's sources of funds consist primarily of premiums received by the insurance subsidiaries, investment income and proceeds from sales and redemptions of investments. Funds are used primarily to pay claims and operating expenses, to purchase investments, to pay interest and principal under the terms of the Company's indebtedness for borrowed money and to pay dividends to Common Stock holders.

Cash flows from operating activities were $16.9 million for the quarter ended March 31, 1998 and $27.5 million for the quarter ended March 31, 1997. The decrease in operating cash flows resulted from higher losses and G&A expenses paid, partially offset by an increase in net premiums and investment income received. Rising loss payments are expected of a maturing professional liability underwriter.

The Company believes that it has sufficient liquidity to meet its anticipated insurance obligations as well as its operating and capital expenditure needs. The Company's investment strategy emphasizes quality, liquidity and diversification. With respect to liquidity, the Company considers liability durations, specifically loss reserves, when determining investment maturities. Average investment duration of the fixed maturity portfolio at March 31, 1998 and December 31, 1997 was 4.5 and 4.6 years, respectively, as compared to an expected loss reserve duration of 5.0 to 5.5 years. The Company's short-term investment pool was $66.0 million (5.9% of the total investment portfolio) at March 31, 1997 and $88.5 million (8.2%) at December 31, 1997. The decrease in the short-term investment pool was due principally to the capitalization of ERNV from senior note proceeds which had been held in short-term investments at year-end.

The Company's entire investment portfolio is classified as available for sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and is reported at fair value, with the resulting unrealized gains or losses included as a separate component of stockholders' equity until realized. The market value of the portfolio at March 31, 1998 and December 31, 1997 was 103% of amortized cost. At March 31, 1998 and December 31, 1997, stockholders' equity was increased by $18.3 million and $19.5 million, respectively, to record the Company's fixed maturity investment portfolio at fair value. At March 31, 1998, the Company owned no derivative instruments, except for $120.9 million (fair value) invested in mortgage and asset backed securities.

On February 20, 1998, the Company declared its first quarter dividend on the Company's Common Stock of $.02 per share, which was paid on March 31, 1998 to stockholders of record as of March 15, 1998. Such dividends totaled $0.2 million.


PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBIT INDEX

  Exhibit No.                                 Description
  -----------                                 -----------

      15.1                 Independent Accountant's Acknowledgment Letter
       27                  Financial Data Schedule


b) REPORTS ON FORM 8-K

  There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  SIGNATURE                                  TITLE                                            DATE


/s/ Robert H. Kullas                 Chairman and Director                                May  12, 1998
--------------------
     Robert H. Kullas





/s/ Robert V. Deutsch                Executive Vice President, Chief Financial Officer,   May 12, 1998
---------------------
    Robert V. Deutsch                Chief Actuary, Treasurer, Assistant Secretary and
                                     Director
                                     (Principal Financial and Accounting Officer)
