Form 10-Q
period 1998-06-30
EXECUTIVE RISK INC /DE/
filed 1998-08-12
CIK 914069

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 1998.


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


    As of August 7, 1998, there were 10,936,343 shares of Executive Risk Inc. Common Stock, $0.01 par value, outstanding, net of treasury shares.

                               EXECUTIVE RISK INC.

                                TABLE OF CONTENTS


Part I - Financial Information                                                               Page

Item 1.  Financial Statements

   Independent Accountants' Review Report...............................................        2

   Consolidated Balance Sheets -
   June 30, 1998 and December 31, 1997..................................................        3


   Consolidated Statements of Income -
   Three Months and Six Months Ended June 30, 1998 and 1997.............................        4


   Consolidated Statements of Cash Flows -
   Six Months Ended June 30, 1998 and 1997..............................................        5


   Notes to Consolidated Financial Statements...........................................     6 -7

Item 2.  Management's Discussion and Analysis of Financial Condition and
   Results of Operations................................................................     7-10


Part II - Other Information

Item 4.  Submission of Matters to Vote of Securityholders ..............................       10

Item 5. Other Information
 ........................................................................................       11

Item 6.  Exhibits and Reports on Form 8-K...............................................       11

Signatures..............................................................................       12


Exhibit 15.1 - Independent Accountants' Acknowledgment Letter...........................       13
Exhibit 27 - Financial Data Schedule
 ........................................................................................       --

Note on forward-looking statements: The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Report may include forward-looking statements, as do other publicly available Company documents, including reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission and other written or oral statements made by or on behalf of the Company, its officers and employees. When made, such forward-looking statements reflect the then-current views of the Company or its management with respect to future events and financial performance. There are known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated or indicated by such forward-looking statements. These include, but are not limited to, risks and uncertainties inherent in or relating to (i) general economic conditions, including interest rate movements, inflation and cyclical industry conditions, (ii) governmental and regulatory policies affecting professional liability, as well as the judicial environment, (iii) the loss reserving process, (iv) increasing competition in the market segments in which the Company operates, (v) the conduct of international operations, including exchange rate fluctuations and foreign regulatory changes, and
(vi) the effects of Year 2000 on Company insureds and the degree to which liability exposure is affected thereby. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Neither the Company or its management undertakes any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

       Item 1.  Financial Statements


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Stockholders and Board of Directors
Executive Risk Inc.


We have reviewed the accompanying consolidated balance sheet of Executive Risk Inc. and its subsidiaries as of June 30, 1998, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1998 and 1997 and the consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Executive Risk Inc. and its subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated February 3, 1998, we expressed an unqualified opinion on those consolidated financial statements.

                                                         /S/ ERNST & YOUNG LLP





Stamford, Connecticut
August 3, 1998

                               EXECUTIVE RISK INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                   (Unaudited)
                                                                                     June 30,        December 31,
(In thousands, except share data)                                                      1998              1997
                                                                                  --------------    --------------

Assets
    Fixed maturities available for sale, at fair value
      (amortized cost:  1998 - $998,870 and 1997 - $905,050) ...................  $  1,028,539      $    934,981
   Equity securities available for sale, at fair value
      (cost:  1998 - $45,633 and 1997 - $42,787) ...............................         72,528            61,732
   Cash and short-term investments, at cost which approximates market ..........         72,190            88,505
                                                                                      ---------         ---------
        Total Cash and Invested Assets .........................................      1,173,257         1,085,218

   Premiums receivable .........................................................         50,021            40,033
   Reinsurance recoverables ....................................................        222,729           159,918
   Accrued investment income ...................................................         14,960            13,731
   Deferred acquisition costs ..................................................         39,909            34,581
   Prepaid reinsurance premiums ................................................        114,493            99,847
   Deferred income taxes .......................................................         21,344            23,316
   Other assets ................................................................         37,767            29,160
                                                                                      ---------         ---------
        Total Assets ...........................................................   $  1,674,480      $  1,485,804
                                                                                      ---------         ---------
                                                                                      ---------         ---------
Liabilities
   Loss and loss adjustment expenses ...........................................   $    750,757      $    637,929
   Unearned premiums ...........................................................        315,908           289,840
   Senior notes payable ........................................................         75,000            75,000
   Ceded balances payable ......................................................         38,762            37,165
   Accrued expenses and other liabilities ......................................         63,605            44,687
                                                                                      ---------         ---------
        Total Liabilities ......................................................      1,244,032         1,084,621

Preferred Securities of Executive Risk Capital Trust

 Company obligated mandatorily redeemable preferred securities of subsidiary,
 Executive Risk Capital Trust, holding solely $125,000,000 aggregate principal amount of 8.675% Series B Junior Subordinated Deferrable Interest Debentures
 of the Company due February 1, 2027 and $3,866,000 aggregate principal amount of 8.675% Series A Junior Subordinated Deferrable Interest Debentures of the
 Company due February 1, 2027 ..................................................        125,000           125,000


Stockholders' Equity
   Preferred Stock, $.01 par value; authorized 4,000,000 shares;
     issued - 1998 and 1997 - 0 shares .........................................           --                -
   Common Stock, $.01 par value; authorized 52,500,000 shares;
     issued - 1998 - 12,039,112 shares and 1997 - 11,953,358 shares ............            120               120
   Additional paid-in capital ..................................................        177,287           176,234
   Accumulated other comprehensive income ......................................         37,092            31,288
   Retained earnings ...........................................................        123,505           101,101
   Cost of shares in treasury, at cost:
    1998 - 1,114,294 and 1997 - 1,114,421 shares ...............................        (32,556)          (32,560)
                                                                                      ---------         ---------
        Total Stockholders' Equity .............................................        305,448           276,183
                                                                                      ---------         ---------
Total Liabilities, Preferred Securities of Executive Risk
         Capital Trust and Stockholders' Equity ................................   $  1,674,480      $  1,485,804
                                                                                      ---------         ---------
                                                                                      ---------         ---------





                The accompanying notes are an integral part of
                   the consolidated financial statements.

                               EXECUTIVE RISK INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                            Three Months Ended June 30,      Six Months Ended June 30,
(In thousands, except per share data)                           1998           1997              1998           1997
                                                            ------------   ------------      ------------  ------------

Revenues
   Gross premiums written ..................................  $130,019       $111,753          $230,103      $194,788
   Premiums ceded ..........................................   (54,779)       (39,512)          (94,521)      (72,810)
                                                               -------        -------           -------       -------
      Net premiums written .................................    75,240         72,241           135,582       121,978
   Change in unearned premiums .............................   (10,864)       (22,035)          (11,421)      (25,543)
                                                               -------        -------           -------       -------
       NET PREMIUMS EARNED .................................    64,376         50,206           124,161        96,435

   Net investment income ...................................    14,811         11,255            29,950        21,360
   Net realized capital gains ..............................       870            335             2,645         1,341
   Other income (losses) ...................................        82           (31)               165           115
                                                                  --             --                --            --
        Total Revenues .....................................    80,139         61,765           156,921       119,251

Expenses
   Loss and loss adjustment expenses .......................    42,617         33,789            82,733        65,110
   Policy acquisition costs ................................    12,342          7,961            22,959        15,442
   General and administrative expenses .....................     7,533          6,546            14,904        12,085
   Interest expense ........................................     1,356           --               2,732         1,419
   Minority interest in Executive Risk Capital Trust .......     2,635          2,711             5,317         4,337
                                                               -------        -------           -------       -------
       Total Expenses ......................................    66,483         51,007           128,645         98,393
                                                               -------        -------           -------       -------
       Income Before Taxes .................................    13,656         10,758            28,276         20,858

Income tax expense (benefit)
   Current .................................................     4,191          4,477             6,155          6,754
   Deferred ................................................    (1,896)        (2,287)             (719)        (2,878)
                                                               -------        -------           -------       -------
                                                                 2,295          2,190             5,436          3,876
                                                               -------        -------           -------       -------

        Net Income .........................................   $11,361         $8,568           $22,840        $16,982
                                                               -------        -------           -------       -------
                                                               -------        -------           -------       -------

Earnings per common and common equivalent ..................     $1.04          $0.91             $2.09          $1.81
share (1)

Weighted average shares outstanding ........................    10,921          9,412            10,907          9,370

Earnings per common and common equivalent share -
     assuming full dilution ................................     $0.97          $0.83             $1.95          $1.66

Weighted average shares outstanding -
     assuming full dilution ................................    11,725         10,263            11,723         10,217

Dividends declared per common share ........................     $0.02          $0.02             $0.04          $0.04


                The accompanying  notes are an integral part of
                    the consolidated financial statements.




(1) The sum of the 1998 quarters' earnings per common and common euivalent share does not equal the year-to-date per share amount.

                               EXECUTIVE RISK INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                   Six Months Ended June 30,
(In thousands)                                                                       1998            1997
                                                                                 ------------    ------------
Operating Activities
Net income .....................................................................  $  22,840       $  16,982
Adjustments to reconcile net income to net cash provided by
    operating activities:
      Amortization and depreciation ............................................      2,030           1,113
      Deferred income taxes ....................................................       (719)         (2,878)
      Amortization of bond premium .............................................      1,392             760
      Net realized gains on investments ........................................     (2,645)         (1,341)
      Stock based compensation plans ...........................................       (546)          2,250
      Amortization of loan arrangement fees ....................................                        910
      Other ....................................................................        186            (332)


      Change in:
          Premiums receivable, net of ceded balances payable ...................     (8,391)        (15,140)
          Accrued investment income ............................................     (1,229)           (721)
          Deferred acquisition costs ...........................................     (5,328)         (6,661)
          Loss and loss adjustment expenses, net of reinsurance recoverables ...     50,017          50,012

          Unearned premiums, net of prepaid reinsurance premiums ...............     11,422          25,530
          Accrued expenses and other liabilities ...............................     (5,948)        (10,229)
                                                                                   --------        --------
          Net Cash Provided by Operating Activities ............................     63,081          60,255


Investing Activities

    Proceeds from sales of fixed maturities available for sale .................    269,219         141,182
    Proceeds from sales of equity securities available for sale ................      2,544           1,370
    Proceeds from maturities of investment securities ..........................     39,329          17,661
    Purchase of fixed maturities available for sale ............................   (376,719)       (224,898)
    Purchase of equity securities available for sale ...........................     (6,774)         (9,712)
    Net capital expenditures ...................................................     (7,062)         (3,203)
                                                                                   --------        --------
          Net Cash Used in Investing Activities ................................    (79,463)        (77,600)

Financing Activities

    Proceeds from exercise of options ..........................................        686           2,189
    Repayment of note payable to bank ..........................................                    (70,000)
    Proceeds from Capital Securities offering ..................................                    125,000
    Placement fees and other ...................................................       (183)         (1,250)
    Dividends paid on Common Stock .............................................       (436)           (377)
                                                                                   --------        --------
          Net Cash Provided by Financing Activities ............................         67          55,562
                                                                                   --------        --------
          Net (Decrease) Increase in Cash and Short-Term Investments ...........    (16,315)         38,217
                                                                                   --------        --------
Cash and short-term investments at beginning of period .........................     88,505          24,706
                                                                                   --------        --------
          Cash and Short-Term Investments at End of Period .....................  $  72,190       $  62,923
                                                                                   --------        --------
                                                                                   --------        --------




               The accompanying notes are an integral part of the consolidated financial statements.

                               EXECUTIVE RISK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)

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

During the second quarter of 1998 and 1997, total comprehensive income amounted to $28.6 million and $21.2 million, respectively.

The components of comprehensive income, net of related tax, for the six-month periods ended June 30, 1998 and 1997, respectively, are as follows:


                                                      1998              1997
                                                     -------           -------
Net income ........................................  $22,840           $16,982
                                                     -------           -------

Unrealized gains (losses) on securities ...........    4,997             4,589
Foreign currency translation adjustments ..........      807              (370)
                                                     -------           -------
Comprehensive income ..............................  $28,644           $21,201
                                                     -------           -------
                                                     -------           -------

                               EXECUTIVE RISK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)


Note 2 - New Accounting Pronouncements (continued)

The components of accumulated other comprehensive income, net of related tax, at June 30, 1998 and December 31, 1997 are as follows:


                                                      1998              1997
                                                     -------           -------
Unrealized gains (losses) on securities ...........  $36,766           $31,769
Foreign currency translation adjustments ..........      326              (481)
                                                     -------           -------


Accumulated comprehensive income ..................  $37,092           $31,288
                                                     -------           -------
                                                     -------           -------



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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those derivatives at fair value. The accounting for the changes in the fair value of the derivatives depends on the intended use of the derivative and the resulting designation as prescribed by the provisions of SFAS 133. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, with earlier application permitted. The Company is currently reviewing the provisions of SFAS 133 and its anticipated financial statement impact to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations compares certain financial results for the six months ended
June 30, 1998 with the corresponding period for 1997. The results of Executive Risk Inc. (the "Company" or "ERI") include the consolidated results of Executive Risk Management Associates ("ERMA"), Executive Re Inc. ("Executive Re"), and Executive Re's direct and indirect insurance company subsidiaries, Executive Risk Indemnity Inc. ("ERII"), Executive Risk Specialty Insurance Company ("ERSIC"), Executive Risk N.V. ("ERNV"), Quadrant Indemnity Company ("Quadrant") and Executive Risk (Bermuda) Ltd. In addition, the Company's results include Executive Risk Capital Trust, a Delaware statutory business trust (the "Trust"), and Sullivan Kelly Inc. ("Sullivan Kelly"), an underwriting managment company which is a subsidiary of Executive Re. Also, 1997 results include a 50% interest in UAP Executive Partners ("UPEX"),a French underwriting agency which was a joint venture between the Company and Union des Assurances de Paris -Incendie Accidents ("UAP"). The joint venture agreement between the Company and UAP was terminated on December 31, 1997.

RESULTS OF OPERATIONS

The Company's net income for the second quarter of 1998 was $11.4 million, or $0.97 per diluted share, as compared to $8.6 million, or $0.83 per diluted share, earned in the second quarter of 1997. For the six months ended
June 30, 1998 and 1997, net income was $22.8 and $17.0, respectively. Diluted earnings per share were $1.95 and $1.66 for the corresponding periods. The Company's operating earnings, calculated as net income before realized capital gains or losses, net of tax, were $10.8 million, or $0.92 per diluted share, for the quarter ended June 30, 1998 and $8.4 million, or $0.81 per diluted share, for the quarter ended June 30, 1997. For the six months ended June 30, 1998, operating earnings were $21.1 million, or $1.80 per diluted share, as compared to $16.1 million, or $1.57 per diluted share, for the first half of 1997.

Gross premiums written increased by $18.2 million, or 16%, to $130.0 million in the second quarter of 1998 from $111.8 million in the second quarter of 1997. The increase was principally due to growth in sales in of largeand medium-sized law firm, accouting firm and miscellaneous professional liability errors and omissions insurance ("E&O") partially offset by a decrease in domestic and international directors and officers liability insurance ("D&O"). The level of D&O gross premiums written has been adversely affected both by continued strong competition in the D&O market and by declinations of D&O applicants that appear to present greater than acceptable exposure to the Year 2000 issue. These factors are likely to continue to affect the level of D&O writings for the foreseeable future. For the first half of 1998, gross premiums written were $230.1 million compared to $194.8 million in the first half of 1997.

Ceded premiums increased $15.3 million, or 39%, to $54.8 million in the second quarter of 1998 from $39.5 million in the second quarter of 1997. For the first six months of 1998, ceded premiums totaled $94.5, representing a 30% increase over 1997. The rise in ceded premiums was due principally to increased cessions on E&O and certain D&O products as a result of higher writings.

As a result of the foregoing, net premiums written increased $3.0 million, or 4%, to $75.2 million for the quarter ended June 30, 1998 from $72.2 million for the quarter ended June 30, 1997. For the first six months of 1998, net premiums written totaled $135.6 million, as compared to $122.0 million for the six months ended June 30, 1997. Net premiums earned for the second quarter increased to $64.4 million in 1998 from $50.2 million in 1997. Year-to-date, net premiums earned increased to $124.2 million in 1998 from $96.4 million during the first six months of 1997.

Net investment income increased by $3.5 million, or 32%, to $14.8 million for the quarter ended June 30, 1998 from $11.3 million for the quarter ended
June 30, 1997. For the first half of 1998 and 1997, net investment income was $30.0 million and $21.4 million, respectively. These increases resulted principally from growth in invested assets, measured on an amortized cost basis, from $783.0 million at June 30, 1997 to $1,116.7 million at June 30, 1998, partially offset by a decrease in nominal yields. The nominal portfolio yield of the fixed maturity portfolio at June 30, 1998 was 5.98%, compared to 6.24% at June 30, 1997. The tax equivalent yields on the fixed maturity portfolio were 7.48% and 7.98% at these dates, respectively.

The Company's net realized capital gains were $0.9 million in the second quarter of 1998 as compared to $0.4 million in the second quarter of 1997. For the six months ended June 30, 1998, net realized capital gains totaled $2.6 million as compared to $1.3 million for the first six months of 1997. In 1998, net capital gains were realized principally from the sale of fixed maturity investments, equity mutual fund distributions and certain equity limited partnership investments.

Loss and loss adjustment expenses ("LAE") increased by $8.8 million, or 26%, from $33.8 million in the second quarter of 1997 to $42.6 million in the comparable period of 1998 due to higher premiums earned. For the six months ended June 30, 1998 and 1997, loss and LAE were $82.7 million and $65.1 million, respectively. The Company's loss ratio was 66.2% in the second quarter of 1998 and 66.6% for the first six months of 1998 as compared to 67.3% in the second quarter of 1997 and 67.5% for the first six months of 1997. In connection with the Company's normal reserving review, which includes a reevaluation of the adequacy of reserve levels for prior years' claims, the Company reduced its unpaid loss and LAE reserves for prior report years by $6.8 million, or $0.38 per diluted share, in the first half of 1998. In the first half of 1997, the Company reduced its unpaid loss and LAE reserves for prior report years by $4.3 million, or $0.27 per fully diluted share. There can be no assurance that reserve adequacy reevaluations will produce similar reserve reductions and net income increases in future quarters.

Policy acquisition costs increased by $4.3 million, or 55%, to $12.3 million for the quarter ended June 30, 1998 from $8.0 million for the quarter ended June 30, 1997. For the first half of 1998 and 1997, policy acquisition costs totaled $23.0 million and $15.4 million, respectively. The Company's ratio of policy acquisition costs to net premiums earned increased from 15.9% in the second quarter of 1997 to 19.2% in the second quarter of 1998. Year-to-date, the policy acquisition cost ratio increased from 16.0% for the first six months of 1997 to 18.5% for the first six months of 1998. The increase in the policy acquisition cost ratio was attributable to both higher commission amounts paid to brokers and increased compensation and related expenses incurred in hiring additional underwriting staff to support the growth in the Company's business.

General and administrative ("G&A") expenses increased $1.0 million, or 15%, to $7.5 million in the second quarter of 1998 from $6.5 million in the second quarter of 1997. For the six months ended June 30, 1998 and 1997, G&A expenses totaled $14.9 million and $12.1 million, respectively. The increase in G&A costs is due primarily to increased compensation, benefit and related overhead costs associated with the growth in premium volume. The ratio of G&A costs to premiums earned decreased from 13.0% during the second quarter of 1997 to 11.7% in the second quarter of 1998, and also decreased slightly from 12.6% for the first six months of 1997 to 12.0% for the first six months of 1998.

The GAAP combined ratio increased to 97.1% in the second quarter of 1998 from 96.2% in the second quarter of 1997. For the first half of 1998, the GAAP combined ratio was 97.1%, as compared to 96.1% for the first half of 1997. The increase for the three and six month periods ended June 30, 1998 was attributable to the increase in the policy acquisition cost ratio, partially offset by a decreases in the loss and G&A ratios as discussed above. A combined ratio below 100% indicates profitable underwriting prior to the consideration of investment income, capital gains and interest expense. A company with a combined ratio exceeding 100% can still be profitable in that period due to such factors as investment income and capital gains realized during that period.

Interest expense of $2.7 million for the first half of 1998 was attributable principally to the Company's outstanding senior notes payable, while interest expense of $1.4 million for the first half of 1997 was attributable principally to outstanding balances under the Company's bank credit agreement. On December 12, 1997, the Company sold $75 million aggregate amount of 7.125% senior notes payable. The outstanding balance under the Company's bank credit agreement was $70 million from January 1, 1997 through February 5, 1997. On February 5, 1997, the Company repaid the $70 million outstanding under the term loan portion of a senior credit facility arranged through The Chase Manhattan Bank.

In January 1997, the Company formed the Trust, the common securities of which are wholly owned by the Company. On February 5, 1997, the Trust sold $125,000, 000 principal amount of 8.675% Series A Capital Securities, which were later entirely exchanged for a like amount of 8.657% Series B Capital Securities, due February 1, 2027. Minority interest in the Trust, as shown on the Company's income statement, is attributable to distributions payable on the securities of the Trust.

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

Cash flows from operating activities were $63.1 million for the six months ended June 30, 1998 and $60.3 million for the six months ended June 30, 1997. The increase in operating cash flows resulted from an increase in net premiums and investment income received partially offset by higher losses and G&A expenses paid. Rising loss payments are expected of a maturing professional liability underwriter.

The Company believes that it has sufficient liquidity to meet its anticipated insurance obligations as well as its operating and capital expenditure needs. The Company's investment strategy emphasizes quality, liquidity and diversification. With respect to liquidity, the Company considers liability durations, specifically loss reserves, when determining investment maturities. Average investment duration of the fixed maturity portfolio at June 30, 1998 and December 31, 1997 was 4.7 and 4.6 years, respectively, as compared to an expected loss reserve duration of 5.0 to 5.5 years. The Company's short-term investment pool was $72.2 million (6.2% of the total investment portfolio) at June 30, 1998 and $88.5 million (8.2%) at December 31, 1997. The decrease in the short-term investment pool was due principally to the fact that approximately $40 million of the senior note proceeds, which had been held in short-term investments at year-end 1997, were used to capitalize ERNV in February 1998.

The Company's entire investment portfolio is classified as available for sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and is reported at fair value, with the resulting unrealized gains or losses included as a separate component of stockholders' equity until realized. The market value of the portfolio at June 30, 1998 and December 31, 1997 was 103% of amortized cost. At June 30, 1998 and December 31, 1997, stockholders' equity was increased by $19.3 million and $19.5 million, respectively, to record the Company's fixed maturity investment portfolio at fair value. At June 30, 1998, the Company owned no derivative instruments, except for $123.7 million (fair value) invested in mortgage and asset backed securities.

In July 1998, a national rating agency revised its outlook on the rating of the Company's senior debt from "stable" to "negative", which could affect future borrowing costs should the Company decide to incur additional debt. The revised outlook was premised upon the agency's analysis of D&O insurer exposures to the Year 2000 issue. While the Company acknowledges that the year 2000 entails significant risks, it believes that its underwriting techniques, reinsurance practices and loss reserve levels are reasonable and appropriate to manage the Year 2000 risk.

On May 8, 1998, the Company declared its second quarter dividend on the Company's Common Stock of $.02 per share, which was paid on June 30, 1998 to stockholders of record as of June 15, 1998. Such dividends totaled
$0.2 million.


Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

On May 8, 1998, the Company held its annual meeting of stockholders at its headquarters in Simsbury, Connecticut. The stockholders voted on nominees for election to the Board of Directors and on one other matter.

The following votes were cast for nominees for election of directors, and all such nominees were elected.


                                     Votes for     Votes Withheld

  Gary G. Benanav .................  8,455,046         60,622

  Robert V. Deutsch ...............  8,455,046         60,622

  Michael D. Rice .................  8,455,046         60,622

  Irving B. Yoskowitz .............  8,455,046         60,622



The votes cast on the approval of Ernst & Young LLP as the Independent Auditors for the Company for the 1998 fiscal year were as follows:




8,513,513 ...  In Favor
    2,045 ...  Against
      150 ...  Abstain


Item 5 - Other Information

The Securities and Exchange Commission ("SEC") has modified its rule pertaining to management's discretionary voting on stockholder proposals at annual meetings. Under SEC Rule 14a-4, if a stockholder-proponent fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then management proxies are allowed to use their discretionary voting authority when the proposal is raised at the annual meeting, without discussion of the matter in the proxy statement. For purposes of the Company's 1999 Annual Meeting, the Rule 14a-4 deadline is February 10, 1999. The new deadline does not affect stockholder proposals under SEC Rule 14a-8, which must be received no later than December 1, 1998 in order to be included in the Company's proxy materials.

Item 6 - Exhibits and Reports on Form 8-K

a) Exhibit Index



   Exhibit No.                            Description
   -----------                            -----------

      15.1 ..............  Independent Accountant's Acknowledgment Letter
       27  ..............  Financial Data Schedule



b) Reports on Form 8-K

   There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1998.

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


 Signature                             Title                                       Date
 ---------                             -----                                       ----


/s/ Robert H. Kullas     Chairman and Director                                August 12, 1998
--------------------
    Robert H. Kullas





/s/ Robert V. Deutsch    Executive Vice President, Chief Financial Officer,   August 12, 1998
---------------------     Chief Actuary, Treasurer and Assistant Secretary
    Robert V. Deutsch     (Principal Financial and Accounting Officer)
                          and Director
