Form 10-Q
period 1998-09-30
EXECUTIVE RISK INC /DE/
filed 1998-11-12
CIK 914069

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Quarter Ended September 30, 1998.

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No_____.

         As of November 6, 1998 there were 11,102,739 shares of Executive Risk Inc. Common Stock, $0.01 par value, outstanding, net of treasury shares.

                               EXECUTIVE RISK INC.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements

   Independent Accountants' Review Report..................................    2

   Consolidated Balance Sheets -
   September 30, 1998 and December 31, 1997................................    3

   Consolidated Statements of Income -
   Nine Months Ended September 30, 1998 and 1997 ..........................    4

   Consolidated Statements of Cash Flows -
   Three and Nine Months Ended September 30, 1998 and 1997 ................    5

   Notes to Consolidated Financial Statements..............................  6-7

Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations................................................... 8-11


PART II - OTHER INFORMATION

Item 5.  Other Information.................................................   11

Item 6.  Exhibits and Reports on Form 8-K..................................   11

SIGNATURES.................................................................   12


Exhibit 15.1 - Independent Accountants' Acknowledgment Letter..............   13
Exhibit 27 - Financial Data Schedule ......................................   --

NOTE ON FORWARD-LOOKING STATEMENTS: The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Report may include forward-looking statements, as do other publicly available Company documents, including reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission and other written or oral statements made by or on behalf of the Company, its officers and employees. When made, such forward-looking statements reflect the then-current views of the Company or its management with respect to future events and financial performance. There are known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated or indicated by such forward-looking statements. These include, but are not limited to, risks and uncertainties inherent in or relating to (i) general economic conditions, including interest rate movements, inflation and cyclical industry conditions,
(ii) governmental and regulatory policies affecting professional liability, as well as the judicial environment, (iii) the loss reserving process, (iv) increasing competition in the market segments in which the Company operates, (v) the conduct of international operations, including exchange rate fluctuations and foreign regulatory changes, and (vi) the effects of Year 2000 on Company insureds and the degree to which liability exposure is affected thereby. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Neither the Company nor its management undertakes any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. FINANCIAL STATEMENTS


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Stockholders and Board of Directors
Executive Risk Inc.

We have reviewed the accompanying consolidated balance sheet of Executive Risk Inc. and its subsidiaries as of September 30, 1998, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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




                                        /s/ ERNST & YOUNG LLP




Stamford, Connecticut
October 22, 1998

                               EXECUTIVE RISK INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         (Unaudited)
                                                                                        September 30,    December 31,
(In thousands, except share data)                                                           1998            1997
                                                                                         -----------     -----------
ASSETS
    Fixed maturities available for sale, at fair value
      (amortized cost:  1998 - $1,063,702 and 1997 - $905,050)                           $ 1,108,098     $   934,981
   Equity securities available for sale, at fair value
      (cost:  1998 - $45,693 and 1997 - $42,787)                                              69,115          61,732
   Cash and short-term investments, at cost which approximates market                         48,093          88,505
                                                                                         -----------     -----------
        TOTAL CASH AND INVESTED ASSETS                                                     1,225,306       1,085,218

   Premiums receivable                                                                        37,659          40,033
   Reinsurance recoverables                                                                  262,560         159,918
   Accrued investment income                                                                  16,687          13,731
   Deferred acquisition costs                                                                 38,515          34,581
   Prepaid reinsurance premiums                                                              131,667          99,847
   Deferred income taxes                                                                      19,776          23,316
   Other assets                                                                               50,936          29,160
                                                                                         -----------     -----------

        TOTAL ASSETS                                                                     $ 1,783,106     $ 1,485,804
                                                                                         ===========     ===========

LIABILITIES
   Loss and loss adjustment expenses                                                     $   816,305     $   637,929
   Unearned premiums                                                                         341,916         289,840
   Senior notes payable                                                                       75,000          75,000
   Ceded balances payable                                                                     47,260          37,165
   Accrued expenses and other liabilities                                                     56,363          44,687
                                                                                         -----------     -----------
        TOTAL LIABILITIES                                                                  1,336,844       1,084,621

PREFERRED SECURITIES OF EXECUTIVE RISK CAPITAL TRUST
    Company obligated mandatorily redeemable preferred securities of subsidiary,
    Executive Risk Capital Trust, holding solely $125,000,000 aggregate principal amount of 8.675% Series B Junior Subordinated Deferrable Interest
    Debentures of the Company due February 1, 2027 and $3,866,000 aggregate principal amount of 8.675% Series A Junior Subordinated Deferrable Interest
    Debentures of the Company due February 1, 2027                                           125,000         125,000

STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value; authorized 4,000,000 shares;
     issued - 1998 and 1997 - 0 shares                                                            --              --

   Common Stock, $.01 par value; authorized 52,500,000 shares;
     issued - 1998 -  12,217,033 shares and 1997 - 11,953,358 shares                             122             120
   Additional paid-in capital                                                                177,027         176,234
   Accumulated other comprehensive income                                                     44,880          31,288
   Retained earnings                                                                         131,789         101,101
   Cost of shares in treasury, at cost: 1998 - 1,114,294  and 1997 - 1,114,421 shares        (32,556)        (32,560)
                                                                                         -----------     -----------
        TOTAL STOCKHOLDERS' EQUITY                                                           321,262         276,183
                                                                                         -----------     -----------

TOTAL LIABILITIES, PREFERRED SECURITIES OF EXECUTIVE RISK
         CAPITAL TRUST AND STOCKHOLDERS' EQUITY                                          $ 1,783,106     $ 1,485,804
                                                                                         ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                               EXECUTIVE RISK INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                          Three Months Ended          Nine Months Ended
                                                             September 30,               September 30,
(In thousands, except per share data)                     1998          1997          1998          1997
                                                        ---------     ---------     ---------     ---------
REVENUES
   Gross premiums written                               $ 137,806     $ 113,692     $ 367,909     $ 308,480
   Premiums ceded                                         (65,147)      (44,606)     (159,668)     (117,416)
                                                        ---------     ---------     ---------     ---------
      Net premiums written                                 72,659        69,086       208,241       191,064

   Change in unearned premiums                             (8,824)      (14,299)      (20,245)      (39,842)
                                                        ---------     ---------     ---------     ---------
       NET PREMIUMS EARNED                                 63,835        54,787       187,996       151,222

   Net investment income                                   15,767        11,682        45,717        33,042
   Net realized capital gains                               2,193           587         4,838         1,928
   Other income                                                83            35           248           150
                                                        ---------     ---------     ---------     ---------
        TOTAL REVENUES                                     81,878        67,091       238,799       186,342

EXPENSES
   Loss and loss adjustment expenses                       41,998        36,433       124,731       101,543
   Policy acquisition costs                                14,525         9,085        37,484        24,527
   General and administrative expenses                     11,870         8,249        26,774        20,334
   Interest expense                                         1,304            27         4,036         1,446
   Minority interest in Executive Risk Capital Trust        2,586         2,772         7,903         7,109
                                                        ---------     ---------     ---------     ---------
       TOTAL EXPENSES                                      72,283        56,566       200,928       154,959
                                                        ---------     ---------     ---------     ---------

       INCOME BEFORE TAXES                                  9,595        10,525        37,871        31,383

Income tax expense (benefit)
   Current                                                  3,460         3,751         9,615        10,505
   Deferred                                                (2,370)       (2,141)       (3,089)       (5,019)
                                                        ---------     ---------     ---------     ---------
                                                            1,090         1,610         6,526         5,486
                                                        ---------     ---------     ---------     ---------

        NET INCOME                                      $   8,505     $   8,915     $  31,345     $  25,897
                                                        =========     =========     =========     =========


Earnings per common share                               $    0.77     $    0.91     $    2.86     $    2.72

Weighted average shares outstanding                        11,023         9,793        10,946         9,513

Earnings per common share -
     assuming dilution                                  $    0.73     $    0.84     $    2.68     $    2.50

Weighted average shares outstanding -
     assuming dilution                                     11,638        10,637        11,696        10,377

Dividends declared per common share                     $    0.02     $    0.02     $    0.06     $    0.06

   The accompanying notes are an integral part of the consolidated financial statements.

                               EXECUTIVE RISK INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               Nine Months Ended September 30,
(In thousands)                                                                       1998          1997
                                                                                   ---------     ---------
OPERATING ACTIVITIES

Net income                                                                         $  31,345     $  25,897
Adjustments to reconcile net income to net cash provided by
    operating activities:
      Amortization and depreciation                                                    5,084         1,816
      Deferred income taxes                                                           (3,089)       (5,019)
      Amortization of bond premium                                                     2,318         1,259
      Net realized gains on investments                                               (4,838)       (1,928)
      Stock based compensation plans                                                  (1,595)        4,380
      Amortization of loan arrangement fees                                                            910
      Other                                                                           (3,266)          (99)
      Change in:
          Premiums receivable, net of ceded balances payable                          12,469        (4,914)
          Accrued investment income                                                   (2,956)       (1,808)
          Deferred acquisition costs                                                  (3,934)       (9,689)
          Loss and loss adjustment expenses, net of reinsurance recoverables          75,734        73,449
          Unearned premiums, net of prepaid reinsurance premiums                      20,256        39,827
          Accrued expenses and other liabilities                                      (5,739)       (5,046)
                                                                                   ---------     ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                  121,789       119,035

INVESTING ACTIVITIES

    Proceeds from sales of fixed maturities available for sale                       421,430       206,782
    Proceeds from sales of equity securities available for sale                        4,240         1,434
    Proceeds from maturities of investment securities                                 55,019        31,678
    Purchase of fixed maturities available for sale                                 (624,182)     (392,234)
    Purchase of equity securities available for sale                                  (7,089)      (10,102)
    Net capital expenditures                                                         (11,635)       (4,763)
    Acquisition of the assets of Sullivan, Kelly & Associates, Inc.                                 (2,204)
                                                                                   ---------     ---------
          NET CASH USED IN INVESTING ACTIVITIES                                     (162,217)     (169,409)

FINANCING ACTIVITIES

    Proceeds from exercise of options                                                    857         3,192
    Repayment of note payable to bank                                                              (70,000)
    Proceeds from issuance of Common Stock                                                          68,080

    Proceeds from Capital Securities offering                                                      125,000
    Placement fees and other                                                            (183)       (1,476)
    Dividends paid on Common Stock                                                      (658)         (591)
                                                                                   ---------     ---------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                      16       124,205
                                                                                   ---------     ---------
          NET (DECREASE) INCREASE IN CASH AND SHORT-TERM INVESTMENTS                 (40,412)       73,831
                                                                                   ---------     ---------
Cash and short-term investments at beginning of period                                88,505        24,706
                                                                                   ---------     ---------
          CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                         $  48,093     $  98,537
                                                                                   =========     =========

   The accompanying notes are an integral part of the consolidated financial statements.

                               EXECUTIVE RISK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


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

NOTE 2 - NON-RECURRING CHARGES

In the third quarter of fiscal 1998, the Company initiated a plan to close the Sullivan Kelly, Inc. ("Sullivan Kelly") brokerage operation and the Paris, France office of Executive Risk, N.V. ("ERNV"). In connection with these closings, $5.3 million of non-recurring charges were recorded. These non-recurring charges consisted of $3.7 million related to impairments of good will and other intangible assets, $1.2 million for lease termination costs and $0.4 million of employee separation and other costs. These charges were recorded on the consolidated income statement as $1.9 million of policy acquisition costs and $3.4 million of general and administrative costs. Operating losses associated with Sullivan Kelly totaled $0.5 million and $0.9 million, for the three and nine month periods ended September 30, 1998, respectively. Operating losses associated with the Paris, France office of ERNV were not material.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

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

During the third quarter of 1998 and 1997, total comprehensive income amounted to $44.9 million and $35.8 million, respectively.

                               EXECUTIVE RISK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED

The components of comprehensive income, net of related tax, for the nine-month periods ended September 30, 1998 and 1997, respectively, are as follows:

                                                          1998           1997
                                                        --------       --------
Net income                                              $ 31,345       $ 25,897
                                                        --------       --------

Unrealized gains on securities                            12,311         10,254
Foreign currency translation adjustments                   1,281           (392)
                                                        --------       --------

Comprehensive income                                    $ 44,937       $ 35,759
                                                        ========       ========


The components of accumulated other comprehensive income, net of related tax, at September 30, 1998 and December 31, 1997 are as follows:

                                                          1998           1997
                                                        --------       --------
Unrealized gains on securities                          $ 44,080       $ 31,769
Foreign currency translation adjustments                     800           (481)
                                                        --------       --------

Accumulated comprehensive income                        $ 44,880       $ 31,288
                                                        ========       ========


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations compares certain financial results for the nine months ended September 30, 1998 with the corresponding period for 1997. The results of Executive Risk Inc. (the "Company" or "ERI") include the consolidated results of Executive Risk Management Associates ("ERMA"), Executive Re Inc. ("Executive Re"), and Executive Re's direct and indirect insurance company subsidiaries, Executive Risk Indemnity Inc. ("ERII"), Executive Risk Specialty Insurance Company ("ERSIC"), Executive Risk N.V. ("ERNV"), Quadrant Indemnity Company ("Quadrant") and Executive Risk (Bermuda) Ltd. In addition, the Company's results include Executive Risk Capital Trust, a Delaware statutory business trust (the "Trust"), and Sullivan Kelly Inc. ("Sullivan Kelly"), an underwriting management company which is a subsidiary of Executive Re. In the third quarter of 1998, the Company initiated a plan to close the Sullivan Kelly brokerage operation, transfer the remaining Sullivan Kelly underwriting functions to ERMA and dissolve Sullivan Kelly. The Company also initiated during the third quarter of 1998 a plan to close the Paris, France office of ERNV, which closing became effective in October 1998. Also, 1997 results include a 50% interest in UAP Executive Partners ("UPEX"), a French underwriting agency which was a joint venture between the Company and Union des Assurances de Paris - Incendie Accidents ("UAP"). The joint venture agreement between the Company and UAP was terminated on December 31, 1997.

RESULTS OF OPERATIONS

The Company's net income for the third quarter of 1998 was $8.5 million, or $0.73 per diluted share, as compared to $8.9 million, or $0.84 per diluted share, earned in the third quarter of 1997. For the nine months ended September 30, 1998 and 1997, net income was $31.3 million and $25.9 million, respectively. Diluted earnings per share were $2.68 and $2.50 for the corresponding periods. For the three months ended September 30, 1998, the Company's operating earnings are calculated as net income before non-recurring expenses associated with Sullivan Kelly and the closing of the Paris office of ERNV and realized capital gains or losses, net of tax, and were $10.8 million, or $0.93 per diluted share. The Company's operating earnings for the three months ended September 30, 1997 are calculated as net income before nonrecurring expenses and operating losses associated with the acquisition of Sullivan Kelly Inc. and realized capital gains or losses, net of tax, and were $8.9 million, or $0.83 per diluted share. For the nine months ended September 30, 1998, operating earnings were $32.0 million, or $2.73 per diluted share, as compared to $25.0 million, or $2.41 per diluted share, for the first nine months of 1997.

Gross premiums written increased by $24.1 million, or 21%, to $137.8 million in the third quarter of 1998 from $113.7 million in the third quarter of 1997. The increase was principally due to growth in sales of miscellaneous errors and omissions insurance ("E&O") partially offset by a decrease in domestic and international directors and officers liability insurance ("D&O") and professional firms E&O. The level of D&O gross premiums written has been adversely affected both by continued strong competition in the D&O market and by declinations of D&O applicants that appear to the Company to present greater than acceptable exposure to the Year 2000 issue. (See "The Year 2000 (Y2K)") These factors are likely to continue to affect the level of D&O writings for the foreseeable future. For the first nine months of 1998, gross premiums written were $367.9 million compared to $308.5 million in the first nine months of 1997.

Ceded premiums increased $20.5 million, or 46%, to $65.1 million in the third quarter of 1998 from $44.6 million in the third quarter of 1997. For the first nine months of 1998, ceded premiums totaled $159.7, representing a 36% increase over 1997. The rise in ceded premiums was due principally to increased cessions on certain recently introduced E&O and D&O products and as a result of higher writings.

As a result of the foregoing, net premiums written increased $3.6 million, or 5%, to $72.7 million for the quarter ended September 30, 1998 from $69.1 million for the quarter ended September 30, 1997. For the first nine months of 1998, net premiums written totaled $208.2 million, as compared to $191.1 million for the nine months ended September 30, 1997. Net premiums earned for the third quarter increased to $63.8 million in 1998 from $54.8 million in 1997. Net premiums earned during the first nine months of 1998 increased to $188.0 million in 1998 from $151.2 million during the first nine months of 1997.

Net investment income increased by $4.1 million, or 35%, to $15.8 million for the quarter ended September 30, 1998 from $11.7 million for the quarter ended September 30, 1997. For the first nine months of 1998 and 1997, net investment income was $45.7 million and $33.0 million, respectively. These increases resulted principally from growth in invested assets, measured on an amortized cost basis, from

$912.0 million at September 30, 1997 to $1,157.5 million at September 30, 1998, partially offset by a decrease in nominal yields. The nominal portfolio yield of the fixed maturity portfolio at September 30, 1998 was 5.89%, compared to 6.16% at September 30, 1997. The tax equivalent yields on the fixed maturity portfolio were 7.40% and 7.76% at these dates, respectively.

The Company's net realized capital gains were $2.2 million in the third quarter of 1998 as compared to $0.6 million in the third quarter of 1997. For the nine months ended September 30, 1998, net realized capital gains totaled $4.8 million as compared to $1.9 million for the first nine months of 1997. In 1998, net capital gains were realized principally from the sale of fixed maturity investments, equity mutual fund distributions and certain equity limited partnership investments.

Loss and loss adjustment expenses ("LAE") increased by $5.6 million, or 15%, from $36.4 million in the third quarter of 1997 to $42.0 million in the comparable period of 1998 due to higher premiums earned offset by an improvement in the overall loss ratio. For the nine months ended September 30, 1998 and 1997, loss and LAE were $124.7 million and $101.5 million, respectively. The Company's loss ratio was 65.8% in the third quarter of 1998 and 66.3% for the first nine months of 1998 as compared to 66.5% in the third quarter of 1997 and 67.1% for the first nine months of 1997. In connection with the Company's normal reserving review, which includes a reevaluation of the adequacy of reserve levels for prior years' claims, the Company reduced its unpaid loss and LAE reserves for prior report years by $4.7 million, or $0.40 per diluted share, for the third quarter of 1998 and $11.5 million, or $0.64 per diluted share, in the first nine months of 1998. In the first nine months of 1997, the Company reduced its unpaid loss and LAE reserves for prior report years by $7.4 million, or $0.46 per diluted share. There can be no assurance that reserve adequacy reevaluations will produce similar reserve reductions and net income increases in future quarters.

Policy acquisition costs increased by $5.4 million, or 60%, to $14.5 million for the quarter ended September 30, 1998 from $9.1 million for the quarter ended September 30, 1997. For the first nine months of 1998 and 1997, policy acquisition costs totaled $37.5 million and $24.5 million, respectively. The increase in the policy acquisition costs was attributable to both higher commission amounts paid to brokers and increased compensation and related expenses incurred in hiring additional underwriting staff to support the growth in the Company's business. In addition, $1.9 million of non-recurring expenses were incurred in the third quarter of 1998 in connection with the dissolution of Sullivan Kelly and the closing of ERNV's Paris, France office. The ratio of policy acquisition costs to premiums earned increased to 19.9% for the first nine months of 1998 as compared to 16.2% for the first nine months of 1997. Excluding the non-recurring expenses associated with Sullivan Kelly and the ERNV Paris office, the ratio of policy acquisition costs to premiums earned was 18.9% for the nine months ended September 30, 1998.

General and administrative ("G&A") expenses increased $3.5 million, or 44%, to $11.9 million in the third quarter of 1998 from $8.2 million in the third quarter of 1997. For the nine months ended September 30, 1998 and 1997, G&A expenses totaled $26.8 million and $20.3 million, respectively. The increase in G&A costs is due primarily to increased compensation, benefit and related overhead costs associated with the growth in premium volume. In addition, $3.9 million of non-recurring expenses were incurred in the third quarter of 1998 in connection with the dissolution of Sullivan Kelly and the closing of the Paris office of ERNV. The ratio of G&A costs to premiums earned increased from 13.5% for the first nine months of 1997 to 14.3% for the first nine months of 1998. Excluding the non-recurring expenses associated with Sullivan Kelly and ERNV, the ratio of G&A costs to premiums earned was 12.2% for the nine months ended September 30, 1998.

The GAAP combined ratio increased to 107.1% in the third quarter of 1998 from 98.1% in the third quarter of 1997. For the first nine months of 1998, the GAAP combined ratio was 100.5%, as compared to 96.8% for the first nine months of 1997. The increase for the three and nine month periods ended September 30, 1998 was attributable to increases in the policy acquisition cost ratio and G&A ratio, partially offset by a decrease in the loss ratio as discussed above. A combined ratio below 100% indicates profitable underwriting prior to the consideration of investment income, capital gains and interest expense. A company with a combined ratio exceeding 100% can still be profitable in that period due to such factors as investment income and capital gains realized during that period.

Interest expense of $4.0 million for the first nine months of 1998 was attributable principally to the Company's outstanding senior notes payable, while interest expense of $1.4 million for the first nine months of 1997 was attributable principally to outstanding balances under the Company's bank credit agreement. On December 12, 1997, the Company sold $75 million aggregate amount of 7.125% senior notes payable.

In January 1997, the Company formed the Trust, the common securities of which are wholly owned by the Company. On February 5, 1997, the Trust sold $125,000,000 principal amount of 8.675% Series A Capital Securities, which were later entirely exchanged for a like amount of 8.657% Series B Capital Securities, due February 1, 2027. Minority interest in the Trust, as shown on the Company's income statement, is attributable to distributions payable on the securities of the Trust.


LIQUIDITY AND CAPITAL RESOURCES

ERI is a holding company, the principal asset of which is equity in its subsidiaries. ERI's cash flows depend primarily on dividends and other payments from its subsidiaries. ERI's sources of funds consist primarily of premiums received by the insurance subsidiaries, investment income and proceeds from sales and redemptions of investments. Funds are used primarily to pay claims and operating expenses, to purchase investments, to pay interest and principal under the terms of the Company's indebtedness for borrowed money and to pay dividends to Common Stockholders.

Cash flows from operating activities were $121.8 million for the nine months ended September 30, 1998 and $119.0 million for the nine months ended September 30, 1997. The increase in operating cash flows resulted from an increase in net premiums and investment income received partially offset by higher losses and G&A expenses paid. Rising loss payments are expected of a maturing professional liability underwriter.

The Company believes that it has sufficient liquidity to meet its anticipated insurance obligations as well as its operating and capital expenditure needs. The Company's investment strategy emphasizes quality, liquidity and diversification. With respect to liquidity, the Company considers liability durations, specifically loss reserves, when determining investment maturities. Average investment duration of the fixed maturity portfolio at September 30, 1998 and December 31, 1997 was 4.9 and 4.6 years, respectively, as compared to an expected loss reserve duration of 5.0 to 5.5 years. The Company's short-term investment pool was $48.1 million (3.9% of the total investment portfolio) at September 30, 1998 and $88.5 million (8.2%) at December 31, 1997. The decrease in the short-term investment pool was due principally to the fact that approximately $40 million of the senior note proceeds, which had been held in short-term investments at year-end 1997, were used to capitalize ERNV in February 1998.

The Company's entire investment portfolio is classified as available for sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and is reported at fair value, with the resulting unrealized gains or losses included as a separate component of stockholders' equity until realized. The market value of the portfolio at September 30, 1998 was 104% of amortized cost versus 103% of amortized cost at December 31, 1997. At September 30, 1998 and December 31, 1997, stockholders' equity was increased by $28.9 million and $19.5 million, respectively, to record the Company's fixed maturity investment portfolio at fair value. At September 30, 1998, the Company owned no derivative instruments.

On August 7, 1998, the Company declared its third quarter dividend on the Company's Common Stock of $.02 per share, which was paid on September 30, 1998 to stockholders of record as of September 15, 1998. Such dividends totaled $0.2 million.


THE YEAR 2000 (Y2K)

The Y2K problem is a worldwide issue facing virtually every organization that employs technology to achieve its goals, including the Company. The Y2K problem stems from the use of a two-digit code representing the year in computer-based systems, which could cause some computers to fail or malfunction after December 31, 1999. The Company's insurance policies contain date sensitive data, such as expiration dates, and internal systems rely on such date fields. The Company's philosophy has emphasized the use of technology, so it may be more heavily reliant upon computer systems than some other similarly situated insurance companies. If the Company's principal computer systems were not made Y2K compliant, its business operations, including policy issuance, premium billing and collection, claims handling, investment and accounting functions, could be materially adversely affected.

INTERNAL: Management has taken steps to address Y2K as it affects the Company's own business systems. In addition to assigning senior Information Services staff resources exclusively to this project, the Company has formed a Y2K Project Office, which includes the Chairman of the Board of Directors as well as representatives from all principal operations areas. Early in 1998, the Project Office began monitoring the Company's Y2K compliance project, a five-phase program incorporating assessment, remediation, testing, business partner compliance and corporate acceptance. As of the date of this quarterly report, the Company has completed the assessment and remediation phases and has retained an independent consultant to advise and make recommendations as to the adequacy of planned testing protocols and test schedules. The Company believes that it is on-schedule to complete the testing of both internally-developed applications and purchased software by year-end 1998. Additionally, third-party business partners that have material vendor or customer relationships with the Company have been identified and each is being contacted to determine its Y2K readiness. In particular, there are several brokerage firms that produce a significant share of the Company's insurance business. An inability on the part of any such firm to process insurance applications due to a failure of their computer systems would materially impair the Company's financial results for the period in which such failure occurred. The Company's Y2K readiness project calls for contingency plans which identify actions to be taken should the Company's or its business partners' readiness efforts fail. Such plans will be formalized during the first half of 1999. The final phase of the Y2K, management review and acceptance of testing results and planning, is currently scheduled to be conducted in the first quarter of 1999.

Operating expenses in the first nine months of 1998 and 1997 include immaterial amounts (less than $1.0 million in the aggregate) related to Y2K readiness. Based on the progress of the Company's Y2K project to date, it is not currently anticipated that there will be a material increase in operating expenses related to Y2K during the remainder of 1998 or during 1999, nor will the completion of Y2K efforts result in a meaningful reduction in future expense levels.

EXTERNAL: Because a significant portion of the Company's business is insuring executives of business organizations that rely on computer technology, business interruptions and other problems related to mismanagement of the Y2K issue could also affect the Company's claims experience in future years. In July 1998, a national rating agency revised its outlook on the rating of the Company's senior debt from "stable" to "negative" (which could affect future borrowing costs), premised upon the agency's analysis of the D&O insurance industry's exposure to the Y2K issue. The Company acknowledges that Y2K entails a significant risk to the entities it insures. Y2K litigation is likely to cause some negative development in the Company's loss experience. Due to the general uncertainty inherent in the Y2K problem, however, the Company is unable to determine at this time whether such losses will have a material impact on the Company's results of operations or financial condition. The Company believes that its Y2K-specific underwriting techniques, together with conservative reinsurance practices and loss reserving, should mitigate the impact of the Y2K problem.


PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

     On December 30, 1993, the Board of Directors of Executive Risk Inc. (the "Company") approved and adopted a rights agreement (the "Original Rights Agreement"), dated as of such date, by and between the Company and Mellon Bank, N.A. (the "Rights Agent") and, as contemplated by the Original Rights Agreement, such Board of Directors authorized and declared a dividend of one right (a "Right") for each share of Common Stock, par value $.01 (the "Common Stock"), and for each share of Class B Common Stock, par value $.01 (the "Class B Common Stock"), of the Company outstanding on January 1, 1994 (the "Record Date"), each Right representing the right to purchase one share of Common Stock of the Company, upon the terms and subject to the conditions set forth in the Original Rights Agreement, and further authorized and directed the issuance of one Right with respect to each share of Common Stock and Class B Common Stock that shall become outstanding between the Record Date and the earliest of the Distribution Date, the Redemption Date and the Expiration Date. A complete copy of the Original Rights Agreement has been filed as an exhibit to Registration Statement No. 33-70820, as filed under the Securities Act of 1933, as amended, and is incorporated herein by reference.

     The Original Rights Agreement provided for, among other things, its amendment or supplement from time to time by the Company.

     On November 6, 1998, the Board of Directors of the Company determined to amend and restate the Original Rights Agreement. A complete copy of the Amended and Restated Rights Agreement is attached as Exhibit 4.1 to the Company's Form 8A/A, filed November 12, 1998, which is incorporated herein by reference and referred to as "Exhibit 4.1".

     The following is a summary of certain material revisions to the Original Rights Agreement:

     Acquiring Person. The Amended and Restated Rights Agreement revises the definition of an "Acquiring Person" to include any person who or which beneficially owns 15% or more of the outstanding shares of Common Stock.

     Distribution Date. The Amended and Restated Rights Agreement revises the definition of the "Distribution Date" to mean the earlier to occur of (i) a public announcement that a person or group of affiliated or associated persons beneficially owns 15% or more of the outstanding Common Stock of the Company or
(ii) such date as may be determined by action of the Board of Directors of the Company following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in a person or group beneficially owning 15% or more of the outstanding Common Stock.

     Exchange Feature. The Amended and Restated Rights Agreement includes an exchange feature that permits the Board of Directors of the Company to exchange, at its option at any time after a person has become an "Acquiring Person" and before such person or group acquires 50% or more of the outstanding Common Stock, all or part of the outstanding and exercisable Rights (other than Rights owned by such person or group), in whole or in part, at an exchange ratio of one share of Common Stock (or, in certain circumstances, other similar securities of the Company) per Right (subject to adjustment).

     Continuing Director Provision. The Original Rights Agreement also has been revised to eliminate the requirement that only "continuing directors" (as such term is defined in the Original Rights Agreement) may redeem the Rights issued pursuant to the Original Rights Agreement.

     Capitalization. On May 27, 1997, the Company adopted an Amended and Restated Certificate of Incorporation, which eliminated the authorization of Class B Common Stock, formerly issued only to The Aetna Casualty and Surety Company. The Original Rights Agreement also has been amended to remove references to Class B Common Stock.

     The foregoing discussion does not purport to be complete and is qualified in its entirety by reference to Exhibit 4.1.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBIT INDEX

          Exhibit No.                 Description
          -----------                 -----------

          4.1 Amended and Restated Rights Agreement, dated as of November 12, 1998, by and between Executive Risk Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. The Rights Agreement includes the form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B, incorporated by reference to Exhibit 4.1 of Form 8A/A filed November 12, 1998.


         15.1            Independent Accountant's Acknowledgment Letter
          27             Financial Data Schedule


b) REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     SIGNATURE                        TITLE                            DATE
     ---------                        -----                            ----

/s/ Robert H. Kullas         Chairman and Director             November 12, 1998
     Robert H. Kullas





/s/ Robert V. Deutsch        Executive Vice President,         November 12, 1998
    Robert V. Deutsch        Chief Financial Officer,
                             Chief Actuary, Treasurer,
                             Assistant Secretary and
                             Director (Principal Financial
                             and Accounting Officer)