Form 10-K
period 1998-12-31
EXECUTIVE RISK INC /DE/
filed 1999-03-31
CIK 914069

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                          OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM                  TO                  .

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

     The aggregate market value on March 17, 1999 of the voting stock held by non-affiliates of the registrant was approximately $770 million. There were 11,371,947 shares of the registrant's Common Stock, $.01 par value, outstanding as of March 17, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              EXECUTIVE RISK INC.

                            ------------------------

                               TABLE OF CONTENTS

                                                                      PAGE
ITEM                                                                 NUMBER
----                                                                 ------
                                  PART I
 1.    Business....................................................     1
 2.    Properties..................................................    17
 3.    Legal Proceedings...........................................    18
 4.    Submission of Matters to a Vote of Security Holders.........    18

                                  PART II
 5.    Market for the Registrant's Common Stock and Related
         Stockholder Matters.......................................    18
 6.    Selected Financial Data.....................................    19
 7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................    19
 7A.   Quantitative and Qualitative Disclosures About Market
         Risk......................................................    27
 8.    Financial Statements and Supplementary Data.................    28
 9.    Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures.................................    29

                                 PART III
10.    Directors and Executive Officers............................    29
11.    Executive Compensation......................................    31
12.    Security Ownership of Certain Beneficial Owners and
         Management................................................    33
13.    Certain Relationships and Related Transactions..............

                                  PART IV
14.    Exhibits, Financial Statement Schedules and Reports on Form
         8-K.......................................................    35
Signatures.........................................................    36
Exhibit Index......................................................    37
Index to Financial Statements and Schedules........................    39

     NOTE ON FORWARD-LOOKING STATEMENTS: The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Report may include forward-looking statements, as do other publicly available Company documents, including reports on Forms 10-Q and any Form 8-K filed with the Securities and Exchange Commission and other written or oral statements made by or on behalf of the Company, its officers and employees. When made, such forward-looking statements reflect the then-current views of the Company or its management with respect to future events and financial performance. There are known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated or indicated by such forward-looking statements. These include, but are not limited to, risks and uncertainties inherent in or relating to the closing under the Agreement and Plan of Merger, dated as of February 6, 1999, by and among the Company, The Chubb Corporation and Excalibur Acquisition Inc., as well as (i) general economic conditions, including interest rate movements, inflation and cyclical industry conditions, (ii) governmental and regulatory policies affecting professional liability, as well as the judicial environment, (iii) the loss reserving process, (iv) increasing competition in the market segments in which the Company operates, (v) the conduct of international operations, including exchange rate fluctuations and foreign regulatory changes, and (vi) the effects of the Year 2000 issue on Company insureds and the degree to which liability exposure is affected thereby. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Neither the Company nor its management undertakes any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.  BUSINESS

  The Specialty Insurance Industry

     General. Executive Risk Inc. ("ERI" or the "Company") is an insurance holding company incorporated under the laws of Delaware. Through its subsidiaries, ERI develops, markets and underwrites a wide range of specialty insurance products, principally executive and professional liability coverages but also crime, inland marine, medical malpractice and other property-casualty lines. The Company writes primarily domestic insurance, and conducts business in all United States jurisdictions. An indirect wholly-owned Dutch subsidiary, Executive Risk N. V. ("ERNV"), markets certain of the Company's product lines internationally, principally in the European Community. ERI's core business lines are directors and officers liability insurance ("D&O") and professional liability insurance, also known as errors and omissions liability insurance ("E&O"), which includes malpractice for law firms and health care providers. The Company's insurance subsidiaries also offer a variety of other commercial property-casualty products, including fidelity bonds and fiduciary liability insurance to financial institutions and other entities, employment practices liability insurance for entities and their employees, media liability coverage to publishing and broadcasting businesses, as well as some ancillary general liability coverage in connection with program administrator relationships. The Company also writes personal automobile insurance written through a California-based program administrator.

     The Company has been and remains committed to diversifying its book of business both within and outside the commercial liability arena. In 1996, for example, the Company introduced a product for technology maintenance and repair coverage for hospitals and clinics, as well as health care stop-loss arrangements for medical professionals and medical malpractice liability coverage for hospitals and other health care institutions. In 1997, the Company entered the personal automobile insurance business on a limited basis, through a California-based program. During 1998, the Company introduced its Fraud and Abuse Liability Control policy (named the F.A.L.CON(sm) policy), which covers medical organizations for certain costs associated with regulatory audits for billing errors. Though the Company anticipates that the sale of domestic D&O and E&O products will remain the principal sources of Company revenue for the foreseeable future, it intends to supplement the revenues from such products with other lines of property-casualty insurance in the United States, as well as with increased writings of D&O and E&O in the European Community. There can be no assurance, however, as to whether the Company will in fact enter into any such new lines of insurance or, if it does, as to the timing thereof.

     Both D&O and E&O are designed to protect insureds against lawsuits and associated legal defense expenses. In connection with D&O coverage of for-profit corporations, such liabilities can arise from claims by customers, vendors, competitors and former employees, although the most severe liabilities have historically arisen from lawsuits by stockholders alleging director or officer failure to discharge duties to the corporation or violations of federal securities laws. In the case of not-for-profit organizations, the Company's coverage is often implicated in employment practices litigation. E&O is most often sold to professionals, such as law firms, accounting firms, health care organizations, psychologists, securities brokers, real estate agents and insurance agents, among others, where the principal sources of potential claims are dissatisfied clients alleging breaches of professional standards or ethical violations.

     Fiduciary liability coverages are intended primarily to protect those who invest and administer benefit plan trusts, and fidelity insurance policies (or crime coverage) insure against losses associated with employee theft and other types of dishonesty. Employment practices liability insurance, which is available to cover both the employing organization and its supervisors, insures against losses associated with employee claims such as sexual harassment, wrongful termination and discriminatory treatment. Non-standard automobile insurance is offered to insureds in states, like California, where liability insurance is required in order to register a vehicle. The Company's non-liability related offerings are the Systems Rx(sm) policy, a service contract and cost management product for owners of high-tech diagnostic equipment and related health care technology, and providers' excess, which is a stop-loss policy for doctors enrolled in managed care organizations that receive revenues for services under capitation, a method which limits such revenues on a per patient basis.

     The D&O Market. Under various state laws, corporations are authorized to indemnify their directors and officers against legal claims arising in connection with their work on behalf of the corporation. In order to attract and retain qualified directors and officers, corporations purchase D&O, which typically covers the corporate entity, but only to the extent that it indemnifies officers and directors. D&O policies have traditionally also contained a provision that covers officers and directors directly, in order to insure against losses for which the corporation is legally or financially unable to indemnify. In recent years, many D&O insurers, including the Company, have begun to offer another form of coverage, so-called "entity coverage," which protects the corporation for limited classes of legal liability, even when directors and/or officers are not named as defendants in the claim.

     The Company's holding company subsidiary, Executive Re Inc. ("Executive Re"), was formed in late 1986, largely due to the then-existing shortage of D&O capacity. Over the past decade, the D&O market has softened significantly, and there has been continual downward pressure on premiums as competition has become increasingly robust during the 1990s. Company management believes that a relatively small number of U.S. insurers, together with Underwriters at Lloyd's, London ("Lloyd's"), currently dominate the D&O market for larger and medium-sized domestic corporations. Demand within that market should continue to be impacted by consolidating sectors, such as financial services and technology, as well as by statutory, regulatory and case law developments that affect executive liabilities. The Company has identified opportunities for domestic growth in D&O demand among non-bank financial institutions, corporations contemplating initial public offerings, and small, privately-held commercial entities. The Company also believes that certain foreign countries offer D&O opportunity, particularly within the European Community, where shareholder-initiated litigation is a relatively new, but growing, phenomenon due principally to the increase in the trading of American Depository Receipts ("ADRs") on U.S. exchanges.

     Historically, the single largest risk for which corporations purchased D&O insurance coverage involved shareholder-based suits, either in the form of derivative actions under state corporation laws or in the form of class actions for securities fraud under Rule 10b-5 of the Securities and Exchange Commission ("SEC"), promulgated under the Securities Exchange Act of 1934. In December 1995, Congress passed the Private Securities Litigation Reform Act of 1995 (as amended, the "PSLRA"), which has a number of provisions that affect the ability of private litigants to prosecute securities fraud suits. That statute was supplemented in 1998, largely to prevent the circumvention of its policies through resort to state courts, in lieu of the Federal court system. The Company's management believes that the effects of the PSLRA on the demand for D&O and upon the frequency and severity of D&O claims have so far been negligible, althought it does appear that some provisions of the Act are effectively lengthening the time that securities class actions are open, increasing the period from the time a D&O claim is made to the point at which any payment is made thereunder. In terms of its effect on D&O demand, it may be many years in the future before the actual impact of this legislation is known.

     A number of commentators have identified D&O coverage as a line of liability insurance that is particularly susceptible to claims made in connection with the Year 2000 ("Y2K") issue. (See also, "The Year 2000" below.) Most Americans are now aware of the fact that some computer systems may be unable to properly recognize and process dates later than December 31, 1999, and that resulting systems failures could cause losses and liability claims. Since Y2K losses could in some cases be attributed to management negligence, a number of analysts believe that the burden of dealing with Y2K-related claims could fall disproportionately on D&O insurers. Conversely, others believe that Y2K mismanagement claims will be difficult to prosecute successfully due to the business judgment rule, a legal principle that protects the corporate decision-making process. As of the date of this Report, the Company is not aware of any significant Y2K-related claim under any of its D&O policies, nor does the Company believe that the market for D&O insurance has been materially affected, in terms of price or capacity, by the Y2K issue.

     The E&O Market. The E&O insurance industry tends to be more fragmented and regionalized than the D&O industry, since the risks underwritten vary significantly depending on the nature of the profession and the geographic area in which it is practiced. Despite such fragmentation, however, the E&O business is extremely competitive, and the Company's management believes that success in E&O is particularly dependent on knowledgeable underwriting and on well-conceived distribution and claims handling systems. ERI's subsidiaries offer E&O coverage to a wide variety of professional classes, with major classes that include: large and medium-size law firms, medium-size accounting firms, psychologists, insurance agents, securities brokers, property managers and home inspectors. In addition, E&O products are available to financial institutions and health care organizations.

  The Company

     History. The Company's subsidiary, Executive Re, was formed in 1986 by The Aetna Casualty and Surety Company ("Aetna," now a subsidiary of Travelers Property Casualty Corp.) and certain other institutional investors to capitalize on the deficiency of insuring capacity which then existed in the D&O industry. It commenced operations in 1987. During its first five years, Executive Re established an underwriting and marketing infrastructure for the provision of D&O coverage through an insurance facility (the "Facility") with Aetna. Executive Risk Management Associates ("ERMA"), a Connecticut general partnership initially owned 30% by Executive Re and 70% by Aetna, was formed to market and underwrite D&O insurance policies. Executive Risk Indemnity Inc. ("ERII"), a Delaware insurance company, was acquired to reinsure D&O policies for which Aetna was the direct insurer. In 1991, Executive Re took steps to expand domestically into E&O markets on a niche basis, and in 1993, began its overseas marketing efforts through a joint venture known as UAP Executive Partners ("UPEX"), owned 50% by the Company and 50% by Union des Assurance de
Paris -- Incendie Accidents, a large French insurance company. UPEX was dissolved as of December 31, 1997, and the Company now utilizes the ERNV subsidiary for access to the European markets (see below). The Company also formed a Bermuda-domiciled subsidiary, Executive Risk (Bermuda) Ltd. ("ERBL"), in 1997 principally to reinsure a portion of its domestic business.

     Ownership and Structure. ERI was formed in August 1993 in anticipation of a reorganization transaction (the "1994 Transaction"), consummated on January 1, 1994. As a result of the 1994 Transaction, ERI now owns Executive Re, and together the two own 100% of ERMA. The Company is the indirect holding company of the Executive Re subsidiaries, which now include ERII, as well as ERII's Connecticut domiciled insurance company subsidiaries, Executive Risk Specialty Insurance Company ("ERSIC") and Quadrant Indemnity Company ("Quadrant"). ERII, ERSIC and Quadrant are referred to herein as the "Insurance Subsidiaries." Further, the 1994 Transaction modified the Facility, permitting the Insurance Subsidiaries to underwrite D&O insurance directly. With the completion of the 1994 Transaction and ERI's initial public stock offering in March 1994, the Company became a publicly-owned insurance holding company, with Aetna owning approximately 4.5 million shares of ERI and an option to purchase 100,000 shares at a price of $12.00 per share (the "Aetna Option").

     In March 1996, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Aetna and its then-parent, Aetna Life and Casualty Company ("AL&C"). On March 26, 1996 (the "Repurchase Closing Date"), the Company purchased back from Aetna approximately 2.5 million shares of ERI capital stock at a price of $29.875 per share, or approximately $75 million in the aggregate. For approximately two and a half months following the Repurchase Closing Date, AL&C continued to own 2,000,000 shares of ERI Common Stock, representing approximately 22% of the then issued and outstanding amount. In accordance with the Stock Purchase Agreement, the Company registered for public sale all of AL&C's remaining shares of ERI. In connection with this secondary offering, the Company also registered 300,000 newly issued shares. The underwritten public offering closed on June 7, 1996, on which date the 2,300,000 shares were sold at the price of $34.00 per share. With the completion of such secondary offering, neither Aetna nor AL&C had any remaining ownership interest in the Company, other than the Aetna Option. Aetna exercised the Aetna Option in full on March 22, 1999.

     The 1997 Facility Restructuring. Until early 1997, D&O business was primarily conducted through the Facility, consisting of Aetna, ERII and ERSIC, each of which acted as an insurer or reinsurer, and ERMA, which acted as the product developer, marketer and managing underwriter. ERMA underwrote and issued, on behalf of its affiliates and Aetna, policies of D&O insurance, financial institution trust department errors and omissions insurance ("Trust E&O"), and certain other insurance ("Other Lines"; collectively with D&O and Trust E&O, the "Aetna Lines"), all in accordance with prescribed underwriting guidelines and within defined liability limits. Under this arrangement, ERMA had the exclusive right and authority to issue D&O insurance on behalf of Aetna in North America. On February 13, 1997, the Company announced a restructuring (the "Restructuring") of its relationship with Aetna. In connection with the Restructuring, the pre-restructuring agreements were terminated and replaced with the following agreements: (a) a Restructuring Agreement, dated February 13, 1997 (the "Restructuring Agreement"), by and among the Company, and its subsidiaries, Executive Re, ERII, ERSIC and ERMA (collectively, the "Subsidiaries"), and Aetna and its subsidiary, Aetna Casualty & Surety Company of Canada; (b) an Agency and Insurance Services Agreement, dated as of January 1, 1997, between Aetna and ERMA (the "1997 Agency Agreement"); and (c) a Quota Share Reinsurance Agreement, dated as of January 1, 1997, between Aetna and ERII (the "1997 Reinsurance Agreement"). Pursuant to the 1997 Agency Agreement, ERMA retains the right and authority, on a non-exclusive basis, to (i) renew on Aetna policies all insurance of Aetna Lines written or quoted prior to February 13, 1997, and (ii) underwrite and issue new policies of Aetna D&O in the United States in accordance with existing underwriting guidelines and specified limitations on limits of liability. The 1997 Agency Agreement provides that annual gross premium volume written by ERMA with respect to Aetna Lines must not exceed an aggregate amount equal to the lesser of (x) 10% of the sum of the Company's total direct gross D&O premiums plus the total direct gross D&O premiums written by ERMA on Aetna policies under the 1997 Agency Agreement and (y) $25 million.

     The amount of premium written with respect to Aetna policies during 1997 and 1998 has been immaterial, and the Company currently expects that it will underwrite and issue Aetna policies aggregating much lower premium volumes than the maximums permitted under the 1997 Agency Agreement. Unless terminated sooner in accordance with its terms, the 1997 Agency Agreement will remain in effect through December 31, 1999.

     The Chubb Corporation. On February 8, 1999, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of February 6, 1999 (the "Merger Agreement"), among the Company, The Chubb Corporation ("Chubb") and Excalibur Acquisition, Inc. The Merger Agreement calls for the merger of the Company with Excalibur Acquisition, Inc., a Chubb subsidiary, with the effect that following the proposed merger the Company would be a wholly-owned subsidiary of Chubb. The completion of the merger is subject to customary closing conditions, including a vote of the Company's stockholders and to approval by insurance regulators in the States of Connecticut and Delaware, and may be subject to additional state regulatory approvals. It is also subject to clearance from the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company filed a Current Report with the SEC on Form 8-K, dated February 9, 1999, in which further information concerning the proposed merger with Chubb is contained. Approval of the proposed merger by the Company's stockholders will be solicited only by means of a proxy statement to be mailed to all stockholders.

  Markets

     Directors & Officers Insurance. ERI's strategy continues to focus on finding profitable niche opportunities, applying product-development skills and industry knowledge to specific industry groups and market segments. In addition to international D&O, which is now underwritten through ERNV, the Company's domestic insurance subsidiaries market D&O products in the following principal sectors: Commercial Entities, Financial Institutions, Health Care Entities and Not-for-Profit Organizations. Based on surveys of the D&O industry conducted by Watson Wyatt Worldwide, ERI's management believes that the Company is among the leading primary D&O writers in the United States. The following table shows the gross D&O premiums written for each of these sectors for the periods indicated:

                                                     GROSS DOMESTIC D&O PREMIUMS WRITTEN
                      SECTOR                               YEAR ENDED DECEMBER 31,
                      ------                         -----------------------------------
                                                       1998         1997         1996
                                                     ---------    ---------    ---------
                                                               (IN THOUSANDS)
Commercial Entities................................  $134,994     $140,831     $135,418
Financial Institutions.............................    46,743       55,006       52,579
Health Care Entities...............................    47,868       50,419       36,123
Not-for-Profit Organizations.......................    32,180       28,842       16,714
                                                     --------     --------     --------
          Total....................................  $261,785     $275,098     $240,834
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

     The Commercial Entities sector has traditionally focused on publicly owned, mid-sized companies, but a number of ancillary products have also emerged out of this sector. ERI has provided secondary layers of insurance (called "excess insurance") for larger public companies which purchase primary D&O coverage from other insurers. Excess insurance covers large losses above the policy limit(s) of the primary insurance and any lower layer excess policies. During 1997, the Company introduced a new excess insurance product, known as the Flex(sm) policy, which is designed to be layered above multiple primary policies covering diverse liability risks. Also, in 1993 the Company began to focus on coverages for small commercial entities (assets under $100 million), and a product (The Power(sm) policy) specifically designed for the small, non-public commercial entity was introduced by the Company in late 1995. Another new commercial product created during 1997 targets private companies about to engage in an initial public offering.

     Within the Financial Institutions sector, the Company maintains specializations in several sub-sectors, such as community banks (including small depository institutions with under $250 million in assets), large depository institutions, investment advisors, mutual fund companies and broker-dealers. The underwriting of these D&O products is closely aligned with the underwriting of professional liability, fiduciary and related coverages for providers of financial services, all of which are encompassed within a single practice area. The remaining sectors, Health Care Entities and Not-for-Profit Organizations, include primarily nonprofit hospitals, managed care organizations ("MCOs") and a wide variety of social service/charitable organizations (such as foundations, chambers of commerce, etc.).

     Errors & Omissions Insurance. Like D&O, the Company's underwriting for E&O business is divided along market lines. A major portion of the E&O premium is generated within the Professional Firms unit, including the Lawyers Professional Liability ("LPL"), Employed Lawyers Professional Liability ("ELPL" for in-house counsel), and Accountants Professional Liability ("APL") product lines, and the Professional Services unit, encompassing a wide array of other professionals such as insurance agents, real estate professionals and home inspectors. Additional E&O business is written through the Health Care unit, which offers medical malpractice for hospitals and E&O for MCOs, and through the Financial Institutions unit, which offers coverage for investment companies and professionals. The Professional Firms unit's LPL policies are underwritten by Company-employed professionals, most of whom have some large law firm experience. Policies for hospitals and MCOs are underwritten by Company staff at the Company's headquarters in Connecticut, as well as through the ERMA office in Pasadena which is devoted to malpractice for hospitals and other health care institutions. A growing percentage of Company E&O coverage is being written through outside brokerage firms, known as program administrators, which have experience and expertise with respect to a specific class of risk and with which the Company has entered into written contractual agreements.

     Following a research and development program, the Company formed the LPL underwriting group in 1993. Using only attorney-underwriters, this group initially underwrote E&O only for large law firms (generally those with at least 35 lawyers) on a primary or excess coverage basis. The LPL unit has evolved to become a Professional Firms unit, the staff of which also underwrites risks for medium size law firms as well as medium size accounting firms. The Company believes that the use of experienced professionals (including lawyers and accountants as applicable) in the marketing and underwriting process has proven to be a successful tactic for approaching firms in the target market. A reinsurance program, involving a number of domestic and international reinsurance markets, has been in effect for several years, allowing the Company to market LPL policies up to limits of $50 million each loss and $100 million in the aggregate. (See "Reinsurance.")

     The Company's combined D&O and E&O product for health care entities was introduced in 1996 in recognition of the evolving liability profile of hospital and MCO managements. In September 1997, the Company acquired the assets of Sullivan Kelly & Associates, Inc., Insurance Brokers, a writer of malpractice coverage for health care entities, for $2.3 million in cash, and infused them into a California subsidiary, Sullivan Kelly Inc. With its principal offices in Pasadena, and satellite branches in Dallas and Phoenix, Sullivan Kelly Inc. has aided the Company's entry into the institutional medical malpractice market. During the latter part of 1998 the Company closed the brokerage operation of Sullivan Kelly Inc., leaving the institutional malpractice underwriting operation which has become ERMA's Pasadena office.

     Program administration involves contracting with third party producers who, with special expertise in a specific class of E&O risk, agree to underwrite and, in most cases, to issue Insurance Subsidiary policies, all within carefully defined parameters. Plans to increase the Company's distribution capabilities through the use of program administrators have been and remain a priority for the Company, with the anticipation that program administrator relationships could evolve into a significant distribution methodology for the Company's E&O products. (See "Marketing.")

     International. In December 1997, the Company announced that the UPEX joint venture, which had been formed in 1993, would terminate as of December 31, 1997. In connection with the termination, the former joint venture partner has paid to the Company the amount of $0.7 million, and the Company agreed not to solicit certain UPEX insureds for a period of one year. The UPEX facility had been formed to write only D&O in Europe, and during 1997 gross written premiums by UPEX totaled $21.3 million, in which the Company had a 50% participation.

     The Company continues to serve the European market through policies underwritten and issued by ERNV. The Dutch subsidiary was founded in 1995. In February 1998, the Company restructured ERNV, through the formation of a Netherlands insurance holding company, Executive Risk International Holdings BV ("ERBV"), to take ownership of ERNV. ERBV was capitalized in February 1998 through a $6.0 million investment of equity capital and a $34.0 million loan from Executive Re, which total of $40 million was in turn contributed to ERNV. In addition, the Company applied for and obtained a group rating for ERNV from A.M. Best and Company Inc. ("Best's") and Standard & Poor's ("S&P"), thereby extending to ERNV the benefit of the Insurance Subsidiaries' "A (Excellent)" Best's rating and "A+" S&P rating. With the new capital and surplus and above-referenced ratings, the Company believes that ERNV is positioned to compete for liability insurance business within the European Community. Offices are now open in London and Rotterdam, the former Paris office having closed in mid-1998. The re-positioning of ERNV as the Company's outlet in Europe is intended to confer several long-term strategic benefits, including the ability to sell E&O, as well as D&O, products which had not been permitted by the UPEX structure. However, ERNV had 1998 gross written premiums of $8.1 million, down substantially from the $21 million written through UPEX during 1997. Upon the closing of the Company's announced merger with Chubb, it is likely that international business will be conducted through a Chubb subsidiary, rather than through ERNV.

  Marketing

     The Company's products are distributed principally through licensed independent property and casualty brokers, excess and surplus lines brokers and licensed wholesalers. In all, Company policies are produced through several thousand brokers, although a number of national/regional commercial brokerage houses predominate. In recent years, there have been several mergers involving large, national insurance firms, and distribution within certain segments of the Company's business has become more concentrated as a result of such consolidation. (See footnote 7 to the Company's 1998 financial statements, pages F-1 et. seq.) Nonetheless, no single office of any broker accounted for a significant portion of the gross premiums written through ERMA.

     Before 1997, the Company serviced domestic brokers only from its Simsbury, Connecticut headquarters and from a small, healthcare-oriented branch office in Lisle, Illinois, a suburb of Chicago. Beginning in 1997, however, the Company commenced its National Sales Office distribution plan, calling for the opening of small (2-4 person) branch offices. As of early 1999, branch sales offices existed in Atlanta, Chicago (downtown), Dallas, Houston, New York, Phoenix and San Francisco. There are no plans to add branch offices in other cities in the short-term future. Together with ERNV's European offices and the underwriting offices in Lisle and Pasadena, the Company has substantially increased its local presence in geographic markets it considers important.

     Marketing is conducted in a variety of ways, but is generally targeted at the agent and broker audience. The Company produces a periodic newsletter which contains articles of interest to the D&O and E&O industry and which is widely distributed. Additionally, specific product areas publish newsletters with a narrower focus which are targeted to insurance issues touching their respective industries or professions. Advertisements, articles in trade publications, seminar participations and convention sponsorships are among the other methods used to market the Company's products. In certain lines of insurance, arrangements with national industry groups or associations have been useful in presenting the Company's products to targeted consumer markets. An in-house Marketing/Communications staff produces (or oversees production of) all of the Company's public relations materials. Recently, the marketing efforts have focused on brand identification, seeking to strengthen the most positive associations with the "Executive Risk" brand. The Company believes that these efforts have resulted in widespread name recognition of the Company and its products within target markets.

     Beginning in 1995, the Company commenced a strategy to create relationships with insurance agencies with national or regional books of E&O program business. Under such a "program administration" relationship, the third party entity becomes the Company's agent to underwrite and issue policies within guidelines specified by the Company. Program administrators are typically not authorized to handle or pay claims (other than certain low severity claims), and in no case does a program administrator bind reinsurance. The Company conducts due diligence procedures with respect to potential program administrators prior to entering into such contractual relationships, and it exercises on-going audit rights under the program administration agreements. As of the date of this report, eleven program administration relationships were in effect, most of which were for E&O products. Additional programs are actively being investigated.

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

The Insurance Subsidiaries' specialty products business is not directly comparable to the business of the property-casualty industry as a whole.

                                                  YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------
                                       1998      1997      1996      1995      1994
                                       -----    ------    ------    ------    ------
STATUTORY ACCOUNTING
PRACTICES DATA
-------------------------------------

Insurance Subsidiaries
  Loss Ratio.........................  66.0%     67.1%     67.6%     67.4%     67.6%
  Combined Ratio.....................  94.9%     95.2%     92.7%     90.7%     97.6%
Industry(1)
  Loss Ratio.........................      *     72.8%     78.3%     78.9%     81.1%
  Combined Ratio(2)..................      *     99.9%    105.9%    105.0%    107.2%

---------------
 *  Not available

(1) Source: Best's Aggregates & Averages -- Property-Casualty.

(2) Excludes policyholder dividends.

     The Company emphasizes industry specialization within its underwriting staff, which includes a number of professionals with operational experience from the industries being underwritten. ERMA's underwriters are under the supervision of John F. Kearney, who has been with the Company since 1987, and who is currently Senior Vice President and Chief Underwriting Officer of ERMA and the Insurance Subsidiaries. In addition to consulting with members of the underwriting management team, underwriters regularly consult with members of the Company's actuarial, claims and legal departments, as they analyze various aspects of a prospective insured's risk profile. Except with respect to the Company's higher volume, lower risk not-for-profit business (not including hospitals, where a Company-developed ratings system is utilized), submissions for D&O policies and for most E&O policies are underwritten on a risk-by-risk basis. Insurance policies written through program administrators are not individually underwritten at the Company.

     A large portion of the Company's policies have a one-year term, though the number of multi-year policies has been growing in recent years. One-year terms offer the insurer the advantage of re-underwriting and repricing a risk, to take more frequent account of claims or other changes in the exposure. Multi-year terms are offered in several situations, the most common being "run-off" insurance coverage which is often purchased to protect the directors and officers of an acquired corporation during the three to six year period following a merger or acquisition. Most submissions for renewal of an expiring policy are re-underwritten and re-priced in accordance with the standard underwriting practices and procedures, which generally do not distinguish between new and renewal policies.

     In all aspects of its operations, and particularly in the underwriting process, the Company relies heavily on advanced computer technology, including both purchased and proprietary software. By utilizing down-loaded and on-line data from government and commercial resources, sophisticated financial modeling tasks can be performed. Such utilization of technology provides the Company with what it believes to be a competitive advantage in information-intensive industry segments, such as banking and large commercial accounts. For not-for-profit D&O and E&O business lines, the use of technology focuses primarily on maximizing efficiencies in submissions handling and response.

  Claims

     Claims arising under insurance policies underwritten by the Company have historically been managed by the Company's Claims department, and that remains true of the large majority of claims. More recently, a relatively small number of low severity claims in connection with some of the Company's program business is handled by the program administrator or its third party administrator. The Company's claims personnel are assigned to handle claims based, in part, on industry specialization. To assist its staff in claims management, the Company has developed a comprehensive automated electronic claim file system (the "Claims Informa-tion System") for administering and investigating claims, and calculating and updating case reserves. When the Company receives notice of a loss or potential loss, a claims handler is assigned to the claim and a claim file is created in the Claims Information System. This system electronically attaches a copy of the policy file to the claim file and can also help determine whether there are obvious claim issues, such as a claim being made outside the policy period. The Claims Information System automatically composes certain routine correspondence to the insured. All outgoing correspondence, reports from monitoring counsel and other relevant data are entered in the Claims Information System claim file.

     The Claims Information System, utilizing staff-entered severity code information relating to various claim characteristics, helps to ensure objectivity, and consequently consistency, of claims evaluation. The severity classification assigned to a particular claim assists in determining the frequency and manner in which the claim is administered. All significant claims are reviewed at least quarterly. Claims assigned a high severity code are monitored more frequently and are typically assigned to outside legal counsel for review and monitoring. Executive Risk's insurance policies have not historically contained a "duty to defend" provision requiring that the Company itself hire the attorneys to defend its insureds. However, as the Company diversifies its policy offerings, duty to defend types of policies are becoming an increasingly important part of the Company's product mix. Even where there is no duty to defend, the Company does in certain instances become closely involved with defense counsel in evaluating claims and developing litigation management and settlement strategies. Such involvement may be direct by in-house claims personnel, or it may be provided by outside monitoring counsel retained by the Company for more severe exposures. The Company believes that its experience in resolving claims and its proactive approach to claims management have contributed to the advantageous resolution of many cases.

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

  Reinsurance

     The Company has historically used reinsurance arrangements to limit the amount of risk retained under policies written or reinsured by the Insurance Subsidiaries. In general, the Company will more heavily reinsure (i.e., retain less net risk with respect to) new lines or market segments, until claims and loss assumptions for the product can be validated. It is expected that, as product lines become more mature, the Company will retain a greater share of the loss exposure and the premium.

     From 1995 through 1998, with respect to public commercial, financial institution, healthcare D&O (which comprised the majority of the risks insured by the Company), ERI purchased excess-of-loss reinsurance coverage which provided 100% reinsurance protection (subject to aggregate limits and other restrictions) on losses incurred in excess of $2.5 million up to a limit of $10 million. The Company also purchased a quota share reinsurance treaty for these lines of business, covering 90% of losses in excess of $10 million up to $35 million, and covering 95% of losses in excess of $35 million up to $50 million from and after April 1, 1998, subject in both cases to certain limitations. With respect to the LPL product (which, by its nature, has carried the highest policy limits offered by the Company -- i.e., $50 million), prior to January 1, 1999, the Company purchased a combination quota share and excess-of-loss reinsurance program under which the Company retained more of the risk insured on lower-limit policies, and ceded more of the risk insured on higher limit policies. Under this reinsurance program, the Company's exposure on an LPL policy with a maximum limit of $50 million was slightly less than $5 million.

     During the first quarter of 1999, the Company restructured several of its reinsurance programs. With respect to certain lines of business that generally carry higher policy limits, such as public commercial, financial institution and healthcare D&O, the Company purchased excess of loss reinsurance which provides 100% reinsurance protection on losses incurred in excess of $500,000 up to a limit of $10 million. The

Company also purchased quota share reinsurance for these lines of business, covering 90% of losses in excess of $10 million up to $20 million, and covering 95% of losses in excess of $20 million up to $50 million.

     With respect to certain other "higher limit" lines of business, such as LPL and Employment Practices Liability ("EPL"), the Company purchased excess of loss reinsurance which provides 100% reinsurance protection on losses incurred in excess of $500,000 up to a limit of $5 million. The Company also purchased a quota share reinsurance treaty for these lines of business, covering 95% of losses in excess of $5 million up to $50 million.

     The Company did not restructure all of its reinsurance programs. For lines of business that generally carry smaller limits of liability, such as private commercial and non-profit D&O, insurance agents and brokers E&O, the Company has retained existing reinsurance programs that provide 100% reinsurance protection on losses incurred in excess of: (a) $250,000 for larger miscellaneous professional liability ("MPL") and insurance agents E&O business, (b) $100,000 for private commercial D&O and smaller MPL and insurance agents E&O business, and (c) $50,000 for non-profit D&O. With respect to Hospital Professional Liability, the Company continues to purchase quota share reinsurance covering 80% of losses up to $2 million, and 90% of losses in excess of $2 million up to $50 million.

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

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998         1997        1996
                                                            ---------    --------    --------
                                                                     (IN THOUSANDS)
Reserves for losses and LAE at beginning of year, gross...  $ 637,929    $457,063    $324,416
Reinsurance recoverable at beginning of year..............   (157,166)    (76,916)    (33,531)
                                                            ---------    --------    --------
Reserves for losses and LAE at beginning of year, net.....    480,763     380,147     290,885
Provision for losses and LAE for current year claims......    185,214     152,042     112,107
Decrease in estimated ultimate losses and LAE for prior
  year claims.............................................    (17,268)    (10,269)     (6,772)
                                                            ---------    --------    --------
Total incurred losses and LAE.............................    167,946     141,773     105,335
Adjustment for foreign exchange loss on unpaid loss and
  LAE.....................................................        255        (469)        (23)
Loss and LAE payments for claims attributable to:
  Current year............................................     16,705       4,495       2,239
  Prior years.............................................     56,292      36,193      13,811
                                                            ---------    --------    --------
Total payments............................................     72,997      40,688      16,050
                                                            ---------    --------    --------
Reserves for losses and LAE at end of year, net...........    575,967     480,673     380,147
Reinsurance recoverable at end of year....................    290,318     157,166      76,916
                                                            ---------    --------    --------
     Reserves for losses and LAE at end of year, gross....  $ 866,285    $637,929    $457,063
                                                            =========    ========    ========

     As shown above, as a result of the Company's normal reserving review, which includes a reevaluation of the adequacy of reserve levels for prior years' claims, the Company reduced its unpaid loss and LAE reserves in 1998 for prior report years by approximately $17.3 million. The Company does not consider reserve reductions to represent a trend, and there can be no assurance concerning future adjustments of reserves, positive or negative, for prior years' claims. The procedures used in determining appropriate reserves at December 31, 1998 were consistent with prior years' reserving methodologies.

     Except for the last seven lines, the following "Development of Reserves" table presents the development of unpaid loss and LAE reserves, net of reinsurance, from 1988 through 1998. The last seven lines of the table present that type of development on a "gross-of-reinsurance" basis for the periods following the Company's adoption of Statement of Financial Standards No. 113, "Accounting and Reporting For Reinsurance of Short-Duration and Long-Duration Contracts," as of January 1, 1993. The top line of the table shows the reserves for unpaid losses and LAE, net of reinsurance recoverables on unpaid claims, at the end of each of the indicated years. That net reserve represents the amount of unpaid losses and LAE for claims arising in the current year and all prior years that were unpaid at the balance sheet date, including IBNR reserves. The upper portion of the table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.

                            DEVELOPMENT OF RESERVES
                             (DOLLARS IN THOUSANDS)

                                                       YEAR ENDED DECEMBER 31,
                         -----------------------------------------------------------------------------------
                          1988      1989       1990       1991       1992       1993       1994       1995
                         -------   -------   --------   --------   --------   --------   --------   --------
Reserves for losses and
  LAE, net.............  $43,273   $76,277   $111,987   $157,131   $188,438   $209,098   $245,800   $290,885
  Reserves re-estimated
    as of end of year:
    1 year later.......   42,140    74,787    112,710    156,773    185,391    204,965    240,555    284,113
    2 years later......   38,653    70,708    112,333    153,726    181,258    199,720    233,783    274,017
    3 years later......   23,846    56,919    111,178    149,593    176,013    192,948    223,687    257,010
    4 years later......   10,057    55,764    110,597    144,348    169,241    182,852    206,680
    5 years later......    8,899    55,183    105,352    137,576    159,145    165,845
    6 years later......    8,916    49,938    100,368    127,480    151,152
    7 years later......    8,916    49,236     94,269    120,487
    8 years later......    8,916    47,903     88,776
    9 years later......    7,583    45,228
    10 years later.....    4,908
Cumulative redundancy
  (deficiency).........  $38,365   $31,049   $ 23,211   $ 36,644   $ 37,286   $ 43,253   $ 39,120   $ 33,875
Cumulative paid as of:
    1 year later.......  $    50   $ 1,088   $  9,491   $ 20,075   $ 25,838   $ 26,909   $ 32,711   $ 13,811
    2 years later......      449     4,815     26,321     44,814     47,270     56,823     42,851     41,484
    3 years later......    1,936    17,977     44,759     61,562     73,100     59,760     63,386     53,941
    4 years later......    2,072    26,483     56,572     78,916     75,751     73,053     73,323
    5 years later......    2,134    31,157     68,277     79,675     88,198     78,437
    6 years later......    4,421    38,435     68,671     84,507     89,297
    7 years later......    4,426    38,477     73,558     84,900
    8 years later......    4,441    38,749     73,919
    9 years later......    4,920    38,761
    10 years later.....    4,908
Net reserve --
  December 31..........                                                       $209,098   $245,800   $290,885
Reinsurance
  recoverables.........                                                          6,053      8,958     33,531
                                                                              --------   --------   --------
Gross reserve --
  December 31..........                                                       $215,151   $254,758   $324,416
                                                                              ========   ========   ========
Net re-estimated
  reserve..............                                                        182,852    223,687    274,017
Re-estimated
  reinsurance
  recoverables.........                                                          2,035      8,665     32,852
                                                                              --------   --------   --------
Gross re-estimated
  reserve..............                                                        184,887    232,352    306,869
                                                                              ========   ========   ========
Gross cumulative
  redundancy...........                                                       $ 30,264   $ 22,406   $ 17,547
                                                                              ========   ========   ========

                            YEAR ENDED DECEMBER 31,
                         ------------------------------
                           1996       1997       1998
                         --------   --------   --------
Reserves for losses and
  LAE, net.............  $380,147   $480,763   $575,967
  Reserves re-estimated
    as of end of year:
    1 year later.......   369,878    463,963
    2 years later......   352,818
    3 years later......
    4 years later......
    5 years later......
    6 years later......
    7 years later......
    8 years later......
    9 years later......
    10 years later.....
Cumulative redundancy
  (deficiency).........  $ 27,329   $ 16,800
Cumulative paid as of:
    1 year later.......  $ 36,194   $ 56,292
    2 years later......    60,763
    3 years later......
    4 years later......
    5 years later......
    6 years later......
    7 years later......
    8 years later......
    9 years later......
    10 years later.....
Net reserve --
  December 31..........  $380,147   $480,763   $575,967
Reinsurance
  recoverables.........    76,916    157,166    290,318
                         --------   --------   --------
Gross reserve --
  December 31..........  $457,063   $637,929   $866,285
                         ========   ========   ========
Net re-estimated
  reserve..............   369,878    463,963
Re-estimated
  reinsurance
  recoverables.........    76,136    178,411
                         --------   --------
Gross re-estimated
  reserve..............   446,014    642,374
                         ========   ========
Gross cumulative
  redundancy...........  $ 11,049   $ (4,445)
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

     The Company's investment policies specify limitations as to type of investment and exposure to single issuers. Investments currently consist principally of U.S. Government and agency securities, corporate and municipal obligations, mortgage-backed and asset-backed securities, partnership interests, preferred stocks and common equities (including mutual fund shares). At December 31, 1998, the Company had only one direct investment in a commercial real estate mortgage, in the amount of $2.9 million, and no investment in equity real estate other than its headquarters building in Simsbury, Connecticut. Investments in securities backed by the full faith and credit of the U.S. Government and U.S. Government agencies may be made without limitation. Additionally, the current Board of Directors guidelines permit 5% of the Company's invested assets to be in the form of non-investment grade fixed income securities. At December 31, 1998, approximately 1% of the Company's investment portfolio was allocated to below investment grade bonds.

     The following table summarizes the investment portfolio of the Company, by asset class, as of December 31, 1998.

                                                            DECEMBER 31, 1998
                                                  --------------------------------------
                                                  FAIR VALUE     COST(1)      PERCENT(2)
                                                  ----------    ----------    ----------
                                                          (DOLLARS IN THOUSANDS)
U.S. Treasury or agency securities..............  $   23,155    $   22,677        1.9%
Municipal securities............................     733,884       703,712       58.7%
Corporate fixed income securities...............     158,987       157,583       12.7%
Mortgage and other asset backed securities......     139,933       140,203       11.2%
Foreign government securities...................      16,587        16,085        1.3%
Foreign corporate securities....................      32,247        31,873        2.6%
Sinking fund preferred stocks...................      31,582        30,611        2.5%
                                                  ----------    ----------      -----
          Total fixed maturities................   1,136,375     1,102,744       90.9%
Equity securities...............................      79,187        50,103        6.3%
Short-term investments and cash.................      34,312        34,312        2.8%
                                                  ----------    ----------      -----
          Total investments and cash............  $1,249,874    $1,187,159      100.0%
                                                  ==========    ==========      =====

---------------
(1) Amortized cost for fixed maturities and short-term investments.

(2) Percent of total portfolio, based on fair value.

     Except with respect to the 5% allocation approved by the Finance Committee of the Board of Directors, new investments in publicly-traded fixed income securities, both short- and long-term, are restricted to issues that maintain a quality rating equal or equivalent to BBB/Baa or better from S&P or Moody's Investors Service, downgraded below this rating, the investment is not necessarily sold immediately but is closely monitored for further deterioration of credit quality and the need to write down the book value of the investment. Private placements or other investments with lower ratings or investments not rated by those agencies are permitted, if approved by the Finance Committee and reported to the Board of Directors. Cash and publicly-traded fixed income securities comprised 91.7% (based on fair value) of the total investment portfolio as of December 31, 1998. At December 31, 1998, approximately 99% of the Company's publicly-traded bond portfolio was rated investment grade. The following table sets forth the composition of the Company's publicly-traded fixed income securities, by quality rating, as of December 31, 1998.

                          RATINGS                             DECEMBER 31,
                       (S&P/MOODY'S)                            1998(1)
                       -------------                          ------------
  AAA/Aaa...................................................      44.0%
  AA/Aa.....................................................      26.5%
  A/A.......................................................      21.3%
  Other.....................................................       8.2%
                                                                 -----
          Total.............................................     100.0%
                                                                 =====

---------------
(1) Based on fair value.

     The National Association of Insurance Commissioners ("NAIC") has a fixed income securities rating system that assigns to investment securities certain ratings, called "NAIC designations," that are used by insurers when preparing their annual statutory financial statements. The NAIC assigns designations to publicly-traded and privately-placed securities. Designations assigned by the NAIC range from 1 to 6, with 1 representing securities of the highest quality. As of December 31, 1998, over ninety percent (based on amortized cost) of the Insurance Subsidiaries' fixed income investment portfolio was invested in securities rated 1 by the NAIC.

     The investment portfolio is designed to provide sufficient liquidity to enable the Company to satisfy its obligations on a timely basis. Although the investment guidelines permit investments with a maturity range of up to 30 years, the Company generally invests in the five to fifteen year maturity range. The following table indicates the composition of the Company's fixed maturity investments, based on fair value, by time to maturity as of December 31, 1998.

                          TIME TO                             DECEMBER 31,
                          MATURITY                                1998
                          --------                            ------------
0 - 1 year..................................................       3.7%
1 - 5 years.................................................      32.4%
5 - 10 years................................................      37.6%
10 - 15 years...............................................      13.7%
15+ years...................................................       3.2%
Mortgage-backed securities..................................       9.4%
                                                                 -----
          Total.............................................     100.0%
                                                                 =====

     The investment policies of the Company permit hedging activities to mitigate losses associated with fluctuations in foreign currency. As of the date hereof, the Company has no material foreign currency exposure. The Company's investment in ERNV (see "International") is viewed as long-term and, as such, is not hedged against fluctuations in the dollar value of the foreign currency. Such funds are invested primarily in fixed income securities denominated in pounds sterling. The Company, in conjunction with its asset managers, closely monitors relevant foreign exchange market levels given their importance to the investment performance of non-dollar denominated securities. The Company also maintains, in twelve different European currencies, $5.5 million (as translated to U.S. dollars) of reserves, which are not hedged against fluctuations in the value of these currencies. The Company may determine at a future date to engage in hedging transactions with respect to any foreign currency risk associated with its international operations, including ERNV.

     The Company's assets are invested, subject to the above mentioned statutory constraints and guidelines, to maximize after-tax investment returns. The Company attempts to optimize the blend of income from tax-exempt/taxable securities to achieve maximization of after-tax investment income. The following table illustrates the breakdown of the portfolio between taxable and tax-exempt securities as of December 31, 1998.

                                                                   DECEMBER 31, 1998
                                                            --------------------------------
                                                                 FAIR VALUE          PERCENT
                                                                 ----------          -------
                                                            (DOLLARS IN MILLIONS)
Tax-exempt securities.....................................        $  732.1             58.6%
Taxable securities........................................           517.8             41.4
                                                                  --------            -----
          Total...........................................        $1,249.9            100.0%
                                                                  ========            =====

     The Company's investments are managed by Conning Asset Management, Black Rock Financial Management and Hyperion Capital Management. In addition, the Company utilizes the investment management services of Vanguard Group. It is likely that the Company's investments will be managed by Chubb shortly after the closing of the merger.

  Regulation

     General. As insurance companies, ERII, ERSIC and Quadrant are subject to supervision and regulation in the states in which they transact business. ERBL and ERNV are regulated by the national insurance authorities in Bermuda and the Netherlands, respectively, whose principal concern is financial condition. For the domestic companies, such supervision and regulation, which is designed primarily for the protection of policyholders and not shareholders, relates to most aspects of an insurance company's business and includes such matters as authorized lines of business; underwriting standards; financial condition standards; licensing of insurers; investment standards; premium levels; policy provisions; the filing of annual and other financial reports prepared on the basis of Statutory Accounting Practices; the filing and form of actuarial reports; the establishment and maintenance of reserves for unearned premiums, losses and LAE; transactions with affiliates; dividends; changes in control; and a variety of other financial and nonfinancial matters. Additionally, ERMA and Sullivan Kelly are subject to supervision and regulation under state insurance agency laws in the states in which each does business as an insurance agent. Insurance regulatory authorities have broad administrative powers to regulate trade practices and in that connection to restrict or rescind licenses to transact business and to levy fines and monetary penalties against insurers and insurance agents found to be in violation of applicable laws and regulations.

     Licenses. The Company has obtained insurance company licenses for ERII in all states other than Colorado, where an application is pending, and Connecticut, where ERSIC is the licensed entity. ERSIC is licensed as an insurance company in Connecticut, its state of domicile, and is an eligible surplus lines insurer in all other states and the District of Columbia. Quadrant is licensed in Connecticut, its state of domicile, and thirty-three additional states. In a few states, the Company's ability to write insurance is limited to its core liability lines, and the Company is seeking to expand its authority to include all property/casualty lines in such states. Future flexibility with respect to certain new products could be somewhat limited, to the extent that the Company is unable to secure authorization to write additional lines of business in these remaining states.

     ERMA, Sullivan Kelly and a number of their employees are licensed under the insurance agency and brokerage regulations of the various states in which their operations require such licensure. Such regulations have not limited the Company's ability to write insurance; however, ERMA's and Sullivan Kelly's ability to do business in the future is subject to their ability to secure and maintain necessary licenses.

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

     Under Delaware and Connecticut law, none of ERII, ERSIC or Quadrant may enter into certain transactions, including certain reinsurance agreements, management agreements and service contracts, with members of the ERI insurance holding company system unless they have notified the applicable State Insurance Commissioner of their intention to enter into such a transaction and the applicable State Insurance Commissioner has not disapproved of such transaction within 30 days of such notice. Among other things, such transactions are subject to the requirements that their terms be fair and reasonable, that charges or fees for services performed must be reasonable and that the interests of policyholders not be adversely affected.

     Dividend Restrictions. As an insurance holding company, the Company is dependent on dividends and other permitted payments from the Insurance Subsidiaries to pay its cash dividends to stockholders. The ability of ERII, ERSIC or Quadrant to pay dividends to the Company is subject to Delaware and Connecticut insurance laws, respectively. See Note 10 of the Notes to Consolidated Financial Statements, pages F-1 et seq.

     Regulatory Examinations. As part of its routine regulatory process, the Delaware Insurance Department conducts, typically once every three years, an examination of ERII. The report with respect to the most recent completed examination of ERII was issued in December 1995, and covered the period January 1990 through December 1993. The report contained no material adverse findings. A Delaware Insurance Department examination for the four-year period ended December 31, 1997 commenced in the spring of 1998, is ongoing at the date of this report and could result in the imposition of a fine or an order to return premiums to specified insureds. Any such financial consequence is not expected to be material.

     ERSIC was incorporated in October 1991, and Quadrant was incorporated in April 1998. As part of its routine regulatory process, the Connecticut Insurance Department conducts at the time of initial licensure and, typically once every five years thereafter, an examination of insurance companies domiciled in Connecticut. An examination of ERSIC by the Connecticut Insurance Department commenced in March 1995 and was completed in October 1995. Such examination covered the period from ERSIC's incorporation through December 31, 1993. There were no material adverse findings. A Connecticut Insurance Department examination of ERSIC for the four-year period ended December 31, 1997 commenced in the spring of 1998 and is ongoing at the date of this report. In addition, an initial examination of Quadrant was conducted by the Connecticut Insurance Department in July 1997 in connection with Quadrant's licensure by Connecticut. There were no adverse findings.

     Insurance regulatory authorities of other states in which the Insurance Subsidiaries hold insurance company licenses may examine the Insurance Subsidiaries' market conduct within their jurisdictions, and such authorities are empowered to impose fines or other sanctions where such examinations reveal deficiencies. To date, several states have conducted market conduct exams, which have resulted in no material adverse findings.

     The National Association of Insurance Commissioners. In addition to state-imposed insurance laws and regulations, the Insurance Subsidiaries are subject to accounting practices and reporting formats established by the NAIC. The NAIC also promulgates model insurance laws and regulations relating to insurance companies and agencies, which may or may not be adopted by state legislatures or departments of insurance. However, NAIC model laws and regulations have become increasingly important in recent years, due primarily to the NAIC's state regulatory accreditation program. Under this program, virtually all states have adopted certain required model laws and regulations and meet various staffing and other requirements and are "accredited" by the NAIC. Because the adoption of certain model laws and regulations is a prerequisite to accreditation, the NAIC's initiatives have taken on a greater level of practical importance in recent years.

     IRIS Ratios. The NAIC annually calculates 11 financial ratios to assist state insurance departments in monitoring the financial condition of insurance companies. Results are compared against a "usual range" of results for each ratio established by the NAIC. Due primarily to their rate of premium growth, the Insurance Subsidiaries routinely report one or more IRIS ratios outside the usual range. In addition, ERII's entry into an intercompany quota share reinsurance arrangement with Executive Risk (Bermuda) Ltd., a wholly-owned subsidiary of Executive Re, in 1997 has caused and is likely to cause one or more loss reserve-based IRIS ratios to be outside the usual range. Management does not believe that the Insurance Subsidiaries' IRIS ratio results will adversely affect their ability to write new business.

     Capital and Surplus Requirements. The NAIC has developed risk-based capital ("RBC") formulas to be applied to all insurance companies, which formulas are used to calculate a minimum required statutory net worth, based on the underwriting, investment and other business risks inherent in an individual company's operations. Any insurance company which does not meet threshold RBC levels ultimately could become subject to increasing levels of regulatory scrutiny and regulatory action. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the insurance company's regulatory total adjusted capital to its authorized control level risk-based capital, both as defined by the NAIC. At December 31, 1998, the total adjusted capital (as defined by the NAIC) of ERII, ERSIC and Quadrant was in excess of all risk-based capital action levels. The insurance laws of Delaware and Connecticut limit the retained exposure on any one risk to 10% of capital and surplus.

  Competition

     The insurance industry is highly competitive. ERI competes with domestic and foreign insurers and reinsurers, some of which have greater financial, marketing and management resources than ERI, and it may compete with new market entrants in the future. The Company believes its major competitors are American International Group, Inc. and Chubb. (See "The Company -- The Chubb Corporation".) Other competitors include ACE Limited, Associated Electric & Gas Insurance Services Limited, CNA Financial Corp., EXEL Limited, Great American Insurance Company, Gulf Insurance Company, Lloyd's syndicates, PHICO Insurance Company, Reliance Group Holdings, Inc. and Zurich-American Insurance Company. Competition is based on many factors, including the perceived financial strength of the insurer, pricing and other terms and conditions, services provided, ratings assigned by independent rating organizations (including Best's and S&P), the speed of claims payment and the reputation and experience of the insurer. Ultimately, this competition could affect ERI's ability to attract business on terms having the potential to yield appropriate returns.

  Employees

     At December 31, 1998 the Company employed approximately 560 full-time employees. None of the employees is subject to collective bargaining agreements and the Company knows of no current efforts to implement such agreements. The Company believes it has a good relationship with its employees.

ITEM 2.  PROPERTIES

     ERI's executive offices are located in an approximately 250,000 square foot building owned by the Company in Simsbury, Connecticut. The building consists of two wings: an older 120,000 square foot, two-story office wing, fully occupied, and a newly completed 130,000 square foot, four-story wing, the first floor of which was partially occupied during the fourth quarter of 1998. With the new addition, the Company's headquarters building will be able to accommodate a total of approximately 1,200 employees, which the Company believes to be sufficient for the foreseeable future.

     In addition, the Company leases office space for ERNV in London and Rotterdam, and for ERMA's satellite domestic operations in Atlanta, Chicago, Dallas, Houston, Lisle, New York, Pasadena, Phoenix and San Francisco. The domestic branch offices are generally between 2,000 and 3,000 square feet and are intended for only a small number of employees, except for Pasadena, where the leased premises are 15,700 square feet and provide adequate office space for approximately 40 employees. With the discontinuance of the brokerage operations of Sullivan Kelly in the third quarter of 1998, the Company is currently seeking to sublet approximately one-half of the Pasadena office space. The operations of the Company are supported by local area networks of personal computers. The local networks are interconnected via telecommunications and provide services such as electronic mail, desktop faxing, real-time data communications and batch file transfers.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to routine legal proceedings in connection with its general operations and insurance business. The Company does not believe that these legal proceedings will have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  Market Information

     The Common Stock, $.01 par value, of Executive Risk Inc. was initially listed for trading on the New York Stock Exchange ("NYSE") on March 15, 1994 under the symbol "ER". For the periods presented below, the high and low sales prices of the Registrant's Common Stock on the NYSE were as follows:

                                                         THREE MONTHS ENDED
                                         --------------------------------------------------
                                         MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                         --------    -------    ------------    -----------
1998
-----
High sales price.......................  $75.31      $74.63       $72.69          $56.88
Low sales price........................  $65.69      $57.50       $35.88          $40.50

                                                         THREE MONTHS ENDED
                                        -----------------------------------------------------
                                        MARCH 31    JUNE 30     SEPTEMBER 30     DECEMBER 31
                                        --------    --------    -------------    ------------
1997
-----
High sales price......................  $48.75       $56.00        $68.38           $72.00
Low sales price.......................  $35.63       $43.38        $49.81           $63.50

                                                         THREE MONTHS ENDED
                                        -----------------------------------------------------
                                        MARCH 31    JUNE 30     SEPTEMBER 30     DECEMBER 31
                                        --------    --------    -------------    ------------
1996
-----
High sales price......................  $33.63       $38.25        $38.50           $42.38
Low sales price.......................  $26.13       $29.25        $33.38           $33.88

  Stockholders

     There were 221 holders of record of shares of the Company's Common Stock as of March 1, 1999. Approximately 90% of the Registrant's outstanding shares of Common Stock were held of record by Cede & Co., for between 2,000 and 3,000 beneficial owners.

  Dividends

     The Company paid cash dividends of $.02 per share in each quarter of 1998, 1997 and 1996. There is presently no intention to either increase or decrease the cash dividend on the Company's Common Stock in the foreseeable future. Future dividends will be dependent upon, among other things, the Company's earnings, financial condition, capital requirements and general business conditions.

ITEM 6.  SELECTED FINANCIAL DATA

                                                              AS OF OR FOR THE
                                                          YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------
                                               1998        1997       1996      1995      1994
                                             --------    --------    ------    ------    ------
                                                  (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
REVENUES
Premiums earned............................  $  254.5    $  211.2    $155.8    $116.4    $ 95.0
Investment income..........................      61.7        47.1      32.6      26.7      22.5
Realized investment gains (losses).........       6.7         3.2       1.0       1.6      (0.5)
Other income...............................       0.3         0.2       0.2       0.1       0.1
                                             --------    --------    ------    ------    ------
          Total Revenues...................  $  323.2    $  261.7    $189.6    $144.8    $117.1
                                             ========    ========    ======    ======    ======
COMPONENTS OF NET INCOME
Operating income(1)........................  $   42.9    $   34.7    $ 27.4    $ 24.3    $ 19.6
Non-recurring expenses.....................      (3.8)       (0.3)        0         0         0
Realized investment gains (losses).........       4.3         2.1       0.7       1.0      (0.3)
                                             --------    --------    ------    ------    ------
  Net Income...............................  $   43.4    $   36.5    $ 28.1    $ 25.3    $ 19.3
                                             ========    ========    ======    ======    ======
OPERATING INCOME PER DILUTED COMMON
  SHARE(1).................................  $   3.66    $   3.25    $ 2.61    $ 2.04    $ 1.72
NET INCOME PER DILUTED COMMON SHARE........  $   3.71    $   3.41    $ 2.67    $ 2.12    $ 1.70
CASH DIVIDENDS DECLARED PER COMMON SHARE...  $    .08    $    .08    $  .08    $  .08    $  .06
TOTAL ASSETS...............................  $1,866.0    $1,485.8    $941.2    $705.9    $516.7
INVESTED ASSETS............................  $1,249.9    $1,085.2    $691.0    $549.9    $431.8
UNPAID CLAIMS..............................  $  866.3    $  637.9    $457.1    $324.4    $254.8
LONG-TERM DEBT AND PREFERRED SECURITIES....  $  200.0    $  200.0    $ 70.0    $ 25.0    $ 25.0
STOCKHOLDERS' EQUITY.......................  $  330.9    $  276.2    $144.8    $177.7    $130.9
STOCKHOLDERS' EQUITY PER COMMON SHARE......  $  29.77    $  25.48    $15.52    $15.46    $11.38

---------------
(1) Excludes costs incurred in connection with the acquisition and closing of the brokerage operations of Sullivan Kelly Inc. and the closing of the Paris office of Executive Risk N.V.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto.

GENERAL

     Management's discussion and analysis of financial condition and results of operations compares certain financial results for the year ended December 31, 1998 with the corresponding periods for 1997 and 1996. The results of the Company include the consolidated results of ERMA, Executive Re and Executive Re's insurance subsidiaries, ERII, ERSIC, ERNV, Quadrant and Executive Risk (Bermuda) Ltd., a Bermuda insurance company owned by Executive Re. In addition, the Company's results include Executive Risk Capital Trust (the "Trust"), a Delaware statutory business trust, Sullivan Kelly Inc., a California corporation formed in September 1997 to acquire the assets of Sullivan, Kelly & Associates, Inc., Insurance Brokers, a California underwriting agency and insurance broker, and a 50% interest in UAP Executive Partners ("UPEX"), a French underwriting agency which was a joint venture between the Company and Union des Assurances de Paris -- Incendie Accidents, a subsidiary of AXA-UAP Group. The joint venture agreement between the Company and UAP was terminated on December 31, 1997. In conjunction with such termination, the Company transferred its 50% interest in UPEX to AXA-UAP Group and in exchange received a cash payment in the amount of $1.1 million. The Company also received $0.7 million from AXA-UAP Group in exchange for the Company agreeing not to compete for a period of one year with AXA-UAP Group on certain policies underwritten by UPEX and in force on December 31, 1997. No realized gain or loss resulted from this termination. The Company does not believe that the termination of the UPEX joint venture agreement, including the non-compete agreement, will have a material adverse impact on the Company's business or financial condition. In the third quarter of 1998, the Company announced the closing of the Sullivan Kelly brokerage operation and the Paris France office of ERNV. In connection with these closings, $5.8 million of charges were recorded.

     On February 6, 1999 the Company entered into a definitive merger agreement with The Chubb Corporation ("Chubb"). The agreement provides that ERI stockholders will receive, upon closing, 1.235 shares of Chubb common stock in exchange for each share of Company common stock. The consummation of the transaction is subject to customary closing conditions and the approval of ERI's stockholders and regulatory approvals. It is anticipated that all approvals will be received by the end of the second quarter of 1999. Also in the first quarter of 1999, the Company restructured certain of its reinsurance treaties. The restructured reinsurance program generally makes greater use of excess of loss reinsurance, rather than quota share reinsurance, to reduce exposure to loss severity. The reinsurance restructuring resulted in the non-renewal of several in-force reinsurance treaties commensurate with the effective dates of the new treaties. The restructuring of the reinsurance treaties is not expected to have a material adverse effect on the Company's financial position or results of operations.

     The Company's financial position and results of operations are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on the Company. Also, reevaluations of the Company's loss reserves could result in an increase or decrease in reserves and a corresponding adjustment to earnings. Additionally, the insurance industry is highly competitive. The Company competes with domestic and foreign insurers and reinsurers, some of which have greater financial, marketing and management resources than the Company, and it may compete with new market entrants in the future. Competition is based on many factors, including the perceived market strength of the insurer, pricing and other terms and conditions, services provided, the speed of claims payment, the reputation and experience of the insurer, and ratings assigned by independent rating organizations (including A.M. Best Company, Inc. and Standard & Poor's). ERII, ERSIC, Quadrant and ERNV's current rating from A.M. Best is "A (Excellent)", and their current financial strength rating from S&P is "A+". These ratings are based upon factors of concern to policyholders, including financial condition and solvency, and are not directed to the protection of investors.

RESULTS OF OPERATIONS

  Years Ended December 31, 1998 and 1997

     Gross premiums written increased by $84.9 million, or 20%, to $516.3 million in 1998 from $431.4 million in 1997. The increase was due to growth in sales in most of the Company's lines of business, including lawyers professional liability, miscellaneous professional liability errors and omissions insurance ("E&O") and medical malpractice insurance. These increases were partially offset by a decrease in domestic and international directors and officers liability insurance ("D&O"). The level of D&O gross premiums written has been adversely affected both by continued strong competition in the D&O market and by conservative underwriting of D&O applicants that appear to the Company to present relatively greater exposure to the Year 2000 issue. These factors are likely to affect the level of D&O writings over the next few years.

     Ceded premiums increased $63.1 million, or 37%, to $232.6 million in 1998 from $169.5 million in 1997. The rate of growth in ceded premiums exceeded that of gross premiums written due to a smaller percentage of the 1998 premium writings being in D&O compared to 1997. D&O premiums are ceded at a lower rate than other products, and, therefore, as the D&O premium shrinks as a percentage of the total premium, the ceded premiums rise relative to gross premiums written.

     As a result of the foregoing, net premiums written increased $21.8 million, or 8%, to $283.7 million in 1998 from $261.9 million in 1997. Over the same periods, net premiums earned increased to $254.5 million from $211.2 million.

     Net investment income increased by $14.6 million, or 31%, to $61.7 million in 1998 from $47.1 million in 1997. The increase resulted principally from growth in the Company's investment portfolio, measured on an amortized cost basis, from $1.0 billion at December 31, 1997 to $1.2 billion at December 31, 1998. The Company's equity investment balances were $79.2 million and $61.7 million at December 31, 1998 and 1997, respectively, and the cash and short-term investment balances were $34.3 million and $88.5 million, respectively, on the same dates.

     The Company manages its portfolio on a total return basis, and, as such, its investments in equity securities are made for their perceived superior return potential over the long term. Growth in invested assets resulted primarily from cash flows from insurance operations. The nominal portfolio yield of the fixed maturity portfolio at December 31, 1998 was 5.85%, as compared to 6.07% at December 31, 1997. The tax-equivalent yields on the fixed maturity portfolio were 7.41% and 7.58% for these periods, respectively. The decrease in yields at year-end 1998 as compared to year-end 1997 was due principally to lower prevailing interest rates. See "Liquidity and Capital Resources." The Company's net realized capital gains were $6.7 million in 1998 as compared to $3.2 million in 1997. In 1998, net capital gains were realized principally from the sale of fixed maturity investments, equity mutual fund distributions and certain equity limited partnership investments.

     Loss and loss adjustment expenses ("LAE") increased $26.1 million, or 18%, to $167.9 million in 1998 from $141.8 million in 1997 due to higher premiums earned partially offset by a slightly lower loss ratio. The Company's loss ratio decreased to 66.0% in 1998 from 67.1% in 1997. In connection with the Company's normal reserving review, which includes a reevaluation of the adequacy of reserve levels for prior years' claims, the Company reduced its unpaid loss and LAE reserves in 1998 for prior report years by approximately $17.3 million. In 1997, the Company reduced its unpaid loss and LAE reserves for prior report years by $10.3 million. These reductions produced corresponding increases in the Company's net income of approximately $11.2 million, or $0.96 per diluted share in 1998, and approximately $6.7 million, or $0.62 per diluted share in 1997. There is no assurance that reserve adequacy reevaluations will produce similar reserve reductions and net income increases in the future.

     Policy acquisition costs increased $15.3 million, or 44%, to $50.3 million in 1998 from $35.0 million in 1997. The Company's ratio of policy acquisition costs to net premiums earned increased to 19.8% in 1998 from 16.6% in 1997. The increase in the policy acquisition cost ratio was primarily attributable to higher commission amounts paid to brokers and increased compensation and related expenses incurred in hiring additional underwriting staff to support growth in the Company's business. In addition, the Company incurred $1.9 million of non-recurring expenses in connection with the dissolution of Sullivan Kelly. The ratio of policy acquisition costs to premiums earned excluding the non-recurring expenses associated with Sullivan Kelly for the year ended December 31, 1998 was 19.0%.

     General and administrative ("G&A") expenses increased $7.7 million, or 27%, to $36.3 million in 1998 from $28.6 million in 1997. The increase in G&A costs was due primarily to increased compensation, benefit and related overhead costs associated with the growth in premium volume and development of new products. In addition, $3.9 million of non-recurring expenses were incurred in connection with the discontinuance of Sullivan Kelly's brokerage operations and the closing of the Paris office of ERNV. The ratio of G&A expenses to net premiums earned increased from 13.5% in 1997 to 14.3% in 1998. Excluding the non-recurring expenses associated with Sullivan Kelly and ERNV, the ratio of G&A costs to premiums earned decreased by 0.8% to 12.7% for the year ended December 31, 1998 as compared to full year 1997.

     As a result of the changes in the aforementioned ratios, the Company's GAAP combined ratio increased to 100.0% in 1998 from 97.2% in 1997. Excluding the non-recurring expenses associated with Sullivan Kelly and ERNV the Company's GAAP combined ratio for 1998 was 97.7%. A combined ratio below 100% indicates profitable underwriting prior to the consideration of investment income, capital gains and interest expense. A company with a combined ratio exceeding 100% can still be profitable due to such factors as investment income and realized capital gains.

     Interest expense of $5.4 million in 1998 and $1.8 million in 1997 was attributable principally to the outstanding balances under the Company's senior notes payable and bank credit agreement. The outstanding balances under the Company's bank credit agreement were $70 million from January 1, 1997 to February 5, 1997. On February 5, 1997, the Company repaid the $70 million outstanding under the term loan portion of a senior credit facility (the "Senior Credit Facility") arranged through The Chase Manhattan Bank ("Chase"). On December 12, 1997, the Company sold $75 million aggregate amount of 7.125% senior notes payable. Minority interest in the Trust is attributable to distributions payable on the securities of the Trust. See "Liquidity and Capital Resources."

     Income tax expense increased $1.1 million, or 14%, to $9.3 million in 1998 from $8.2 million in 1997. The Company's effective tax rate decreased to 17.6% in 1998 from 18.3% in 1997. The decrease in the effective tax rate was due principally to growth in tax-exempt investment income outpacing the increase in pre-tax income.

     As a result of the factors described above, net income increased $6.9 million, or 19%, to $43.4 million, or $3.71 per diluted share, in 1998 from $36.5 million, or $3.41 per diluted share, in 1997. The Company's operating earnings, calculated as net income before $5.8 million of one-time expenses associated with the discontinuance of the brokerage operations of Sullivan Kelly and the closing of the Paris office of ERNV and realized capital gains or losses, all net of tax, increased $8.1 million, or 23%, to $42.9 million, or $3.66 per diluted share, in 1998 from $34.8 million, or $3.25 per diluted share, in 1997.

  Years Ended December 31, 1997 and 1996

     Gross premiums written increased by $99.3 million, or 30%, to $431.4 million in 1997 from $332.1 million in 1996. The increase was due to growth in sales in all of the Company's existing lines of business, including D&O liability insurance and lawyers professional liability and miscellaneous E&O insurance.

     Ceded premiums increased $47.8 million, or 39%, to $169.5 million in 1997 from $121.7 million in 1996. The rate of growth in ceded premiums exceeded that of gross premiums written due to increased cessions on E&O and certain D&O products partially offset by a reduction in direct D&O cessions to Travelers Property Casualty Corporation ("Travelers") (formerly known as Travelers/Aetna Property Casualty Company). In connection with the acquisition of The Aetna Casualty & Surety Company ("Aetna") by The Travelers Insurance Group Inc., all reinsurance treaties previously with Aetna were assumed by Travelers. Pursuant to a restructuring of the Company's relationship with Travelers entered into on February 13, 1997 and effective January 1, 1997, Travelers is no longer a 12.5% quota share reinsurer of the Company's direct D&O business.

     As a result of the foregoing, net premiums written increased $51.5 million, or 25%, to $261.9 million in 1997 from $210.4 million in 1996. Over the same periods, net premiums earned increased to $211.2 million from $155.8 million.

     Net investment income increased by $14.5 million, or 44%, to $47.1 million in 1997 from $32.6 million in 1996. The increase resulted principally from growth in the Company's investment portfolio, measured on an amortized cost basis, from $663.1 million at December 31, 1996 to $1.0 billion at December 31, 1997. The Company's equity investment balances were $61.7 million and $37.7 million at December 31, 1997 and 1996, respectively, and the cash and short-term investment balances were $88.5 million and $24.7 million, respectively, on the same dates.

     The nominal portfolio yield of the fixed maturity portfolio at December 31, 1997 was 6.07%, as compared to 6.18% at December 31, 1996. The tax-equivalent yields on the fixed maturity portfolio were 7.58% and 8.00% for these periods, respectively. See "Liquidity and Capital Resources." The Company's net realized capital gains were $3.2 million in 1997 as compared to $1.0 million in 1996. In 1997, net capital gains were realized principally from the sale of fixed maturity investments, equity mutual fund distributions and certain equity limited partnership investments.

     Loss and LAE increased $36.5 million, or 35%, to $141.8 million in 1997 from $105.3 million in 1996 due to higher premiums earned partially offset by a slightly lower loss ratio. The Company's loss ratio decreased to 67.1% in 1997 from 67.6% in 1996. In connection with the Company's normal reserving review, which includes a reevaluation of the adequacy of reserve levels for prior years' claims, the Company reduced its unpaid loss and LAE reserves in 1997 for prior report years by approximately $10.3 million. In 1996, the Company reduced its unpaid loss and LAE reserves for prior report years by $6.8 million. These reductions produced corresponding increases in the Company's net income of approximately $6.7 million, or $0.62 per diluted share, in 1997 and $4.4 million, or $0.42 per diluted share, in 1996. There is no assurance that reserve adequacy reevaluations will produce similar reserve reductions and net income increases in the future.

     Policy acquisition costs increased $7.2 million, or 26%, to $35.0 million in 1997 from $27.8 million in 1996. The Company's ratio of policy acquisition costs to net premiums earned declined to 16.6% in 1997 from 17.8% in 1996. The decrease in the policy acquisition cost ratio was primarily attributable to higher ceding commissions earned on the Company's reinsurance programs.

     G&A expenses increased $11.5 million, or 68%, to $28.6 million in 1997 from $17.1 million in 1996. The increase in G&A costs was due primarily to increased compensation, benefit and related overhead costs associated with the growth in premium volume and development of new products. The ratio of G&A expenses to net premiums earned increased from 11.0% in 1996 to 13.5% in 1997.

     As a result of the changes in the aforementioned ratios, the Company's GAAP combined ratio increased to 97.2% in 1997 from 96.4% in 1996.

     Interest expense of $1.8 million in 1997 and $4.5 million in 1996 was attributable principally to the outstanding balances under the Company's senior notes payable and bank credit agreement. The outstanding balances under the Company's bank credit agreement were $25 million from January 1, 1996 to March 26, 1996 and $70 million from March 26, 1996 to February 5, 1997. Minority interest in the Trust is attributable to distributions payable on the securities of the Trust. See "Liquidity and Capital Resources."

     Income tax expense increased $1.6 million, or 23%, to $8.2 million in 1997 from $6.6 million in 1996. The Company's effective tax rate decreased to 18.3% in 1997 from 19.1% in 1996. The decrease in the effective tax rate was due principally to growth in tax-exempt investment income outpacing the increase in pre-tax income.

     As a result of the factors described above, net income increased $8.4 million, or 30%, to $36.5 million, or $3.41 per diluted share, in 1997 from $28.1 million, or $2.67 per diluted share, in 1996. The Company's operating earnings, calculated as net income before $0.3 million of one-time expenses associated with the acquisition of the assets of Sullivan, Kelly & Associates, Inc., Insurance Brokers and realized capital gains or losses, all net of tax, increased $7.4 million, or 27%, to $34.8 million, or $3.25 per diluted share, in 1997 from $27.4 million, or $2.61 per diluted share, in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     ERI is a holding company, the principal asset of which is equity in its subsidiaries. ERI's cash flows depend primarily on dividends and other payments from its subsidiaries. ERI's sources of funds consist primarily of premiums received by the insurance subsidiaries, income received on investments and proceeds from the sales and redemptions of investments. Funds are used primarily to pay claims and operating expenses, to purchase investments, to pay interest and principal under the terms of the Company's indebtedness for borrowed money and to pay dividends to common stockholders.

     Cash flows from operating activities were $157.9 million, $181.0 million, and $169.5 million for 1998, 1997 and 1996, respectively. The decrease in cash flows in 1998 resulted principally from increased loss payments in 1998 partially offset by increased net premiums received and investment income received. Rising loss payments are expected of a maturing professional liability underwriter.

     The Company believes that it has sufficient liquidity to meet its anticipated insurance obligations as well as its operating and capital expenditure needs. Such capital expenditure needs include the costs of an addition to the Company-owned office headquarters building in Simsbury, Connecticut. Total estimated costs for this project approximate $21.1 million. During 1998 the Company incurred $12.2 million in costs in connection with this addition. The project is targeted for completion in 1999.

     The Company's investment strategy emphasizes quality, liquidity and diversification. With respect to liquidity, the Company considers liability durations, specifically loss reserves, when determining investment maturities. In addition, maturities have been staggered to produce a pre-planned pattern of cash flows for purposes of loss payments and reinvestment opportunities. Average investment duration of the fixed maturity portfolio at December 31, 1998, 1997 and 1996 was approximately 5.2, 4.6 and 4.6 years, respectively as compared to an expected loss reserve duration of 5.0 to 5.5 years for such dates. The Company's short-term investment pool was $34.3 million (2.7% of the total investment portfolio) at December 31, 1998 and $88.5 million (8.2% of the total investment portfolio) at December 31, 1997. The decrease in the short-term investment pool was due principally to the fact that approximately $40 million in senior notes had been held in short-term investments at year-end 1997, which were contributed to ERNV in February 1998. Cash and publicly traded fixed income securities constituted 94% of the Company's total investment portfolio at December 31, 1998.

     The Company's entire investment portfolio is classified as available for sale, and is reported at fair value, with the resulting unrealized gains or losses included as a separate component of stockholders' equity (within accumulated other comprehensive income) until realized. The market value of the portfolio was 105% and 104% of amortized cost at December 31, 1998 and December 31, 1997, respectively. At December 31, 1998 and 1997, stockholders' equity was increased by $21.9 million and $19.5 million, respectively, to record the Company's fixed maturity investment portfolio at fair value net of tax. At December 31, 1998, the Company owned no derivative instruments, except for $139.9 million (fair value) invested in mortgage and asset backed securities, including $5 million in AAA-rated interest only commercial mortgage-backed securities.

     On January 24, 1997, the Company formed the Trust, the common securities of which are wholly owned by the Company. On February 5, 1997, the Trust sold 125,000 8.675% Series A Capital Securities (liquidation amount of $1,000 per Capital Security) to certain qualified institutional buyers pursuant to SEC Rule 144A. The Trust used the $125 million of proceeds received from the sale of the Series A Capital Securities and the $3.9 million received from the sale to the Company of the common securities of the Trust to purchase $128.9 million aggregate principal amount of 8.675% Series A Junior Subordinated Deferrable Interest Debentures of the Company due February 1, 2027 (the "Series A Debentures"). The Company utilized the $123.5 million of net proceeds as follows: $70 million to repay the amount outstanding under the term loan portion of the Senior Credit Facility arranged through Chase, $45 million to make a surplus contribution to ERII and $8.5 million for general corporate purposes. On May 29, 1997, all of the Series A Capital Securities were exchanged for Series B Capital Securities (the "Capital Securities"). In addition, $125 million aggregate principal amount of the Series A Debentures were exchanged for a like aggregate principal amount of 8.675% Series B Junior Subordinated Deferrable Interest Debentures of the Company due February 1, 2027 (the "Series B Debentures" and together with the remaining $3.9 million aggregate principal amount of the outstanding Series A Debentures are hereinafter referred to as the "Debentures"). The terms of the Capital Securities are identical in all material respects to the terms of the Series A Capital Securities, except that the Capital Securities have been registered under the Securities Act of 1933 and are not subject to the $100,000 minimum liquidation amount transfer restriction and certain other transfer restrictions applicable to the Series A Capital Securities. The sole assets of the Trust are the Debentures.

     Holders of the Capital Securities are entitled to receive cumulative cash distributions, accumulating from the date of original issuance and payable semi-annually in arrears on February 1 and August 1 of each year at an annual rate of 8.675%. Interest on the Debentures, and hence distributions on the Capital Securities, may be deferred by the Company to the extent set forth in the applicable instrument. The Capital Securities are subject to mandatory redemption on February 1, 2027, upon repayment of the Series B Debentures, at a redemption price equal to the principal amount of, plus accrued but unpaid interest on, the Series B Debentures. The Capital Securities are also subject to mandatory redemption in certain other specified circumstances at a redemption price that may or may not include a make-whole premium. The Company's obligations under the Series B Debentures, the related indenture and trust agreement and the guarantee issued for the benefit of the holders of the Capital Securities, taken together, constitute a full, irrevocable and unconditional guarantee by the Company of the Capital Securities.

     On September 12, 1997, the Company completed an underwritten public offering of 1,000,000 shares of its Common Stock at $62.25 per share less underwriting discounts and commissions of $3.05 per share. In connection with this secondary offering, the Company granted to the underwriters an option to purchase an additional 150,000 shares of its Common Stock to cover over-allotments. Such over-allotment option was exercised in full. The Company received $67.8 million in net proceeds which have been used to make surplus contributions to ERII and Executive Risk (Bermuda) Ltd. in order to support existing business lines and to finance entry into new business lines, and for general corporate purposes.

     On December 12, 1997, the Company issued $75 million aggregate principal amount of unsecured 7.125% senior notes (the "Senior Notes") maturing on December 15, 2007. Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15, commencing on June 15, 1998. The Senior Notes may not be redeemed prior to maturity and are not subject to any sinking fund. The Company used the $74.2 million of net proceeds of the issue to make surplus contributions to current insurance company subsidiaries of the Company in order to support existing business lines and to finance entry into new business lines, and for general corporate purposes. In addition, the Company obtained through Chase a $25 million revolving credit facility. The Company has no plans to draw funds under the revolving credit facility.

     In each of March, June, September and December of 1998, the Company paid dividends to common stockholders of record of $0.02 per share. Such Common Stock dividends totaled $0.9 million. ERII, ERSIC and Quadrant are subject to state regulatory restrictions that limit the amount of dividends payable by these companies. Subject to certain net income carryforward provisions, ERII must obtain approval of the Insurance Commissioner of the State of Delaware in order to pay, in any 12-month period, dividends that exceed the greater of 10% of surplus as regards policyholders as of the preceding December 31 and statutory net income less realized capital gains for the preceding calendar year. Dividends may be paid by ERII only out of earned surplus. ERSIC and Quadrant must obtain approval of the Insurance Commissioner of the State of Connecticut in order to pay, in any 12-month period, dividends that exceed the greater of 10% of surplus with respect to policyholders as of the preceding December 31 and statutory net income for the preceding calendar year. In addition, ERSIC and Quadrant may not pay any dividend or distribution in excess of the amount of its earned surplus, as reflected in its most recent statutory annual statement on file with the Connecticut Insurance Commissioner, without such Commissioner's approval. ERII, ERSIC and Quadrant are all required to provide notice to the Insurance Commissioners of the States of Delaware and Connecticut, as applicable, of all dividends to shareholders. Additionally, both Delaware and Connecticut law require that the statutory surplus of ERII, ERSIC or Quadrant, as applicable, following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

THE YEAR 2000 ("Y2K")

     The Y2K problem is a worldwide issue facing virtually every organization that employs technology to achieve its goals, including the Company. The Y2K problem stems from the use of a two-digit code representing the year in computer-based systems, which could cause some computers to fail or malfunction after December 31, 1999. The Company's insurance policies contain date sensitive data, such as expiration dates, and internal systems rely on such date fields. Further, the Company's philosophy has long emphasized the use of technology, so it may be more heavily reliant upon computer systems than some other similarly situated insurance companies. If the Company's principal computer systems were not made Y2K compliant, many of its business operations, including its policy issuance, premium billing and collections, claims handling, investment and accounting functions, could be materially adversely affected, with negative financial consequences and damage to the Company's reputation.

     Internal: Management has taken steps to address Y2K as it affects the Company's own business systems. In addition to assigning senior Information Services staff resources exclusively to this project, the Company formed a Y2K Project Office, which includes the Chairman of the Board of Directors as well as representatives from all principal operations areas. Early in 1998, the Project Office began monitoring the Company's Y2K compliance project, a five-phase program incorporating assessment, remediation, testing, business partner compliance and corporate acceptance. Later during 1998, the Company retained an independent consultant, which advised and made recommendations as to the adequacy of planned testing protocols and test schedules. As of the date of this report, the Company has completed the assessment, remediation and testing phases of all mission-critical applications. It is on-schedule to complete the remaining testing, and currently plans to conduct a so-called "end to end" test of all information systems, by late second quarter or early third quarter 1999. Additionally, third-party business partners that have material vendor or customer relationships with the Company have been identified, and each has been contacted to determine its Y2K readiness. In particular, there are several insurance brokerage firms that produce a significant share of the Company's insurance business. An inability on the part of any such firm to process insurance applications due to a failure of their computer systems could materially affect the Company's financial results for the period in which such failure occurred. The Company's Y2K readiness project calls for contingency planning to identify actions to be taken should the Company's or its business partners' readiness efforts fail. Such plans are being formalized during the first half of 1999.

     Operating results in 1998 included some expense (less than $1.5 million) directly or indirectly related to Y2K readiness. Based on the progress of the Company's Y2K project to date, it is not currently anticipated that there will be a material impact on operating expense related to Y2K during 1999, nor will the completion of Y2K efforts result in a meaningful reduction in expense levels in 1999 or future years.

     External: Because a significant portion of the Company's business is insuring executives of business organizations that rely on computer technology, business interruptions and other problems related to mismanagement of the Y2K issue could also affect the Company's claims experience in future years. In July 1998, a national rating agency revised its outlook on the rating of the Company's senior debt from "stable" to "negative," premised upon the agency's analysis of the D&O insurance industry's exposure to the Y2K issue. (Such negative ratings outlook has since been removed in light of the announced transaction with Chubb.) The Company acknowledges that Y2K entails a significant risk to the entities it insures. Y2K litigation is likely to cause some negative development in the Company's loss experience. Due to the general uncertainty inherent in the Y2K problem, however, the Company is unable to determine at this time whether such losses will have a material impact on the Company's results of operations or financial condition. The Company believes that its Y2K specific underwriting techniques, together with conservative reinsurance practices and loss reserving, should mitigate the impact of the Y2K problem.

OTHER

     Delaware, the state of domicile of ERII, and Connecticut, the state of domicile of ERSIC and Quadrant, impose minimum risk-based capital requirements on all insurance companies that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the insurance company's regulatory total adjusted capital to its authorized control level risk-based capital, both as defined by the NAIC. At December 31, 1998, the total adjusted capital (as defined by the NAIC) of ERII, ERSIC and Quadrant was in excess of the risk-based capital standards.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk relates, broadly, to changes in the value of financial instruments that arise from adverse movements in interest rates, equity prices and foreign exchange rates. Given that varying degrees of market risk exist in virtually all financial instruments, the Company has adopted, and its Board of Directors has approved, comprehensive investment and financial risk management policies and procedures. These policies and procedures outline the organization's tolerance for risk, detail permissible strategies and instruments to manage said financial risks and grant the authority to approve risk reducing transactions to members of senior management only. The Company is exposed principally to changes in interest rates that affect the market prices of its fixed income securities, but also has lesser exposures to changes in equity prices and foreign currency exchange rates. The Company does not have direct economic exposure to changes in commodity prices.

INTEREST RATE RISK

     The Company could experience economic losses if it was required to liquidate fixed income securities during periods of rising and/or volatile interest rates. However, the Company attempts to mitigate its exposure to adverse interest rate movements through a combination of active portfolio management, asset/liability duration matching exercises, and by staggering the maturities of its fixed income investments to assure sufficient liquidity to meet its obligations and to address reinvestment risk considerations. The Company's insurance liabilities are generally long tailed in nature, which generally permits ample time to prepare for their settlement. The Company has in the past, and may in the future, utilize various financial risk management tools, such as interest rate swaps, forwards, futures and options to modify its exposure to changes in interest rates.

EQUITY PRICE RISK

     The Company does have exposure to adverse movements in equity prices as a result of its investment in various equity securities. Lower equity valuations may result from a broad range of factors including a general slowdown in global macroeconomic activity that results in declining corporate profits, the existence of asset classes that offer more attractive relative value that may initiate broad based rotations out of equity securities, and other various circumstances that may negatively impact investors desire to own a particular equity security at any point in time. The Company maintains a relatively modest allocation to equities which serves to minimize the impact of more expansive declines in equity market valuations on the financial results of the Company. The Company's principal means of mitigating its exposure to potentially adverse movements in the prices of individual equities is achieved through its manner of investing; namely, by utilizing diversified equity index funds as the anchor of a strategy that focuses on investing in established, larger capitalization equity issues that are generally more immune to periodic downturns in equity prices. The Company has in the past hedged its exposure to price movements through the use of financial instruments, and it may in the future use appropriate financial instruments to alter its risk profile as it relates to changes in equity valuations.

FOREIGN EXCHANGE RISKS

     While the Company conducts its activities principally in U.S. Dollars, it does maintain a small allocation to foreign currency denominated fixed income securities as a result of its European operations. Foreign exchange risk arises from the possibility that adverse changes in foreign currency exchange rates will negatively impact the value of these financial instruments. The Company generates foreign exchange exposure when it buys or sells fixed income securities or when it underwrites business that is denominated in a foreign currency. The Company's international fixed income securities possess relatively short durations, high quality ratings, and are primarily denominated in British Pounds and Dutch Guilders, both of which are highly liquid currencies. Part of this foreign exchange exposure is mitigated by the Company's asset/liability matching strategy (i.e. denominating asset and liabilities in like currencies). The exposure created by those fixed income securities which are not explicitly matched are closely monitored in accordance with the above-mentioned risk management policies and may, in the future, be further managed through the utilization of appropriate foreign exchange hedging instruments.

SENSITIVITY ANALYSIS

     The Company regularly conducts various analyses to gauge the financial impact of changes in interest rates, equity prices, and foreign exchange rates on its financial condition. The ranges selected in these analyses reflect management's assessment as being reasonably possible over the succeeding twelve month period. The magnitude of changes modeled in the accompanying analyses should, in no manner, be construed as a prediction of future economic events, but rather, be treated as a simple illustration of the potential impact of such events on the Company's consolidated financial results.

     The sensitivity analysis of interest rate risk assumes an instantaneous shift in market interest rates in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels at December 31, 1998, and with all other variables held constant. A 100 and 200 basis point increase in market interest rates would result in a pre-tax decrease in the market value of the Company's fixed income investments of $102.9 million and $160.6 million, respectively. Similarly, a 100 and 200 basis point decrease in market interest rates would result in a pre-tax increase in the market value of the Company's fixed income investments of $32.2 million and $92.6 million, respectively.

     Equity price risk was measured assuming an instantaneous 10% and 25% change in the Standard and Poor's 500 Index from its level of December 31, 1998, with all other variables held constant. The Company's equity holdings were assumed to be perfectly correlated with this index. A 10% and 25% decrease in the index would result in a $4.8 million and $12.0 million decrease, respectively, in the market value of the Company's equity investment allocation. Similarly, a 10% and 25% increase in the index would result in a $4.8 million and $12.0 million increase, respectively, in the market value of the Company's equity investment allocation.

     The sensitivity analysis of foreign exchange risk assumes an instantaneous 10% and 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at December 31, 1998, with all other variables held constant. A 10% and 20% strengthening of the U.S. Dollar versus the other currencies to which the Company is exposed, would result in a decrease of $4.2 million and $8.5 million, respectively, of the Company's foreign currency denominated fixed income security allocation. Similarly, a 10% and 20% weakening of the U.S. Dollar versus the other currencies to which the Company is exposed, would result in an increase of $4.2 million and $8.5 million, respectively, of the Company's foreign currency denominated fixed income security allocation.

     The following table reflects the estimated effects on the market value of the Company's financial instruments due to an increase in interest rates of 100 basis points, a 10% decline in the S&P 500 index, and a decline of 10% in foreign exchange rates versus the U.S. Dollar. All of the Company's invested assets have been categorized as other than trading (available for sale) in accordance with Statement of Financial Accounting Standards No. 115.

DECEMBER 31, 1998              MARKET VALUE    INTEREST RATE RISK    CURRENCY RISK    EQUITY RISK
-----------------              ------------    ------------------    -------------    -----------
Fixed maturity securities....   $1,136,375         $(102,859)           $(4,228)        $     0
Equity securities............       48,122                 0                  0          (4,812)
                                ----------         ---------            -------         -------
     Total...................   $1,184,497         $(102,859)           $(4,228)        $(4,812)
                                ==========         =========            =======         =======

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of Executive Risk Inc. and its subsidiaries, included on pages F-1 et seq. of this Report on Form 10-K:

        -- Consolidated Balance Sheets at December 31, 1998 and 1997.

        -- Consolidated Statements of Income for the years ended December 31,
           1998, 1997 and 1996.

        -- Consolidated Statements of Stockholders' Equity for the years ended
           December 31, 1998, 1997 and 1996.

        -- Consolidated Statements of Cash Flows for the years ended December
           31, 1998, 1997 and 1996.

        -- Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     DIRECTORS AND OFFICERS: Biographical summaries of the persons who are members of the Board of Directors follow below. Messrs. Deutsch, Kullas and Sills are also the Company's executive officers. Data with respect to shares of the Company's Common Stock beneficially owned by each of them, directly or indirectly, as of March 1, 1999 appears later in this Report.

     Gary G. Benanav (53). Mr. Benanav has served as a director of the Company and of ERII since April 1988 and a director of ERSIC since December 1991. In December 1997, he became Chairman and Chief Executive Officer of New York Life International, Inc. and Executive Vice President of New York Life Insurance Company. Prior to joining New York Life Insurance, Mr. Benanav had served since October 1996 as Chief Operating Officer of ProHealth Physicians MSO, Inc., a Farmington, CT medical management services organization. Prior to October 1996 he was Executive Vice President of Aetna Life and Casualty Company ("AL&C") and head of AL&C's property/casualty lines, positions held since December 1993. From April 1992 through December 1993, he served as Group Executive responsible for Aetna Life Insurance and Annuity Company businesses and Aetna International. He also serves as a director of Barnes Group, Inc., Bristol, CT.

     Barbara G. Cohen (46). Ms. Cohen has served as a director of the Company, ERII and ERSIC since May 1996. Since 1993 Ms. Cohen has been President of Kannon Consulting, a Chicago-based marketing consulting firm. From 1991 to 1993 she was a senior partner at Cambridge Group, Inc. and, prior to that, a partner in the Marketing and Strategy practice of Booz, Allen & Hamilton, Inc.

     John G. Crosby (55). Mr. Crosby has served as a director of the Company since 1987 and as a director of ERII and ERSIC since January 1994. Mr. Crosby is currently President and Managing Director of the investment banking firm, Madison Partners, Inc., a position he has held since September 1995. He served as Managing Director of LSG Advisors ("LSG"), an investment banking firm and a division of Societe Generale Securities Corp., from May 1993 through August 1995. From 1990 through May 1993, Mr. Crosby served as Managing Director of The Lodestar Group, predecessor to LSG.

     Robert V. Deutsch (39). Mr. Deutsch became a director of the Company in May 1997. He has served as Executive Vice President, Chief Financial Officer, Chief Actuary and Treasurer of the Company since April 1996, and as President of ERII and ERSIC and Executive Vice President of ERMA since May 1997. Prior to those respective dates, he had served as Senior Vice President, Chief Financial Officer, Chief Actuary and Treasurer of the respective entities since November 1990.

     Patrick A. Gerschel (52). Mr. Gerschel has served as a director of the Company and of ERII since July 1990 and as a director of ERSIC since December 1991. Mr. Gerschel has served as Chairman of Gerschel & Co., a merchant banking firm, since 1980 and as Chairman of Residential Company of America since 1996. He is a director of Protein Polymer Technologies Inc.

     Peter Goldberg (62). Mr. Goldberg has served as a director of the Company, ERII and ERSIC since May 1994. Mr. Goldberg has served as Chairman and a director of Calco Insurance Brokers & Agents, Inc. since 1993. Since 1993, Mr. Goldberg also has served as President, Chief Operating Officer and director of California Casualty Management Company. He is also Chairman of CALCO Insurance Brokers & Agents, Inc.

     Robert H. Kullas (54). Since January 1994, Mr. Kullas has served as a director of the Company and ERII and ERSIC, and as Chairman of the Partnership Committee of the Company's underwriting manager, ERMA. Since May 1997, he has been Chairman of the Company and Co-chairman of ERII and ERSIC. From April 1996 until May 1997 he served as the Vice Chairman and Chief Operating Officer of the

Company, ERII and ERSIC. From January 1994 until August 1994, his title was Chairman of the Board of each of the Company, ERII and ERSIC, and from August 1994 through April 1996 he was President and Chief Operating Officer for each of the Company, ERII and ERSIC. Prior to 1994, Mr. Kullas held various financial and planning positions in the Life, Financial and Commercial Insurance Divisions at AL&C, including his last position, from 1991 through 1993, as Vice
President -- Finance and Treasurer.

     Michael D. Rice (56). Mr. Rice has served as a director of the Company since 1986. He has also served as a director of ERII and ERSIC since January 1994. Mr. Rice is Chairman and CEO of Aon Services Group, Inc. Prior to assuming his current position, he had served as President of Aon Specialty Group, an insurance brokerage firm, since 1989.

     Joseph D. Sargent (69). Mr. Sargent has served as a director of the Company, ERII and ERSIC since December 1986, February 1987 and December 1991, respectively. Mr. Sargent has served as Chairman of Bradley, Foster & Sargent, Inc., a securities firm, since February 1998. From December 1992 through February 1998, he was Chairman of Connecticut Surety Corporation, an insurance holding company. Mr. Sargent served as Chairman, and later as Vice Chairman, of the investment banking firm, Conning & Company, from 1991 to 1995 and as its Chairman and Chief Executive Officer from 1988 to 1991. Mr. Sargent is a director of Trenwick Group Inc., E.W. Blanch Holdings, Policy Management Systems Corporation, Mutual Risk Management Ltd. and MMI Companies, Inc.

     Stephen J. Sills (50). Mr. Sills has served as a director of the Company since December 1986. He has been the President and Chief Executive Officer of the Company, ERII and ERSIC since May 1997, and from April 1996 until May 1997 served as President and Chief Underwriting Officer. He served as Executive Vice President and Chief Underwriting Officer from November 1990 until April 1996. Mr. Sills has been a director of ERII and ERSIC since February 1987 and December 1991, respectively. Mr. Sills also has served as President of ERMA since January 1988.

     Irving B. Yoskowitz (53). Mr. Yoskowitz has served as a director of the Company, ERII and ERSIC since November 1997. He has been a Senior Partner of Global Technology Partners, LLC., an investment firm, since 1998. Prior to that, he had served since 1990 as Executive Vice President and General Counsel at United Technologies Corp. Mr. Yoskowitz is also a director of BBA Group, London, England, and of Equant, NV, Amsterdam, Netherlands.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE: John G. Crosby, a director, filed a late Form 4 for the month of August, 1998. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) of the SEC during the most recent fiscal year, there were no other known failures to file a Form 3 or 4 by any person required to file.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table summarizes the compensation for services rendered in all capacities to the Company and its subsidiaries during the past three completed fiscal years by the Company's Chief Executive Officer and all other executive officers of the Company (the "executive officers").

                                                                           LONG TERM COMPENSATION
                                                                         --------------------------
                                                                            AWARDS
                                                                         ------------     PAYOUTS
                                            ANNUAL COMPENSATION           SECURITIES    -----------    ALL OTHER
                                      --------------------------------    UNDERLYING    LTIP PAYOUT   COMPENSATION
NAME AND PRINCIPAL POSITION           YEAR   SALARY ($)   BONUS ($)(1)   OPTIONS (#)      ($)(2)         ($)(3)
---------------------------           ----   ----------   ------------   ------------   -----------   ------------
Robert V. Deutsch...................  1998    $301,811      $221,100        68,991(4)    $533,156       $ 79,459
  Executive V.P., Treasurer,          1997     301,527       270,000        65,000              0        100,418
  Chief Financial Officer             1996     292,321       267,800        30,785              0         83,439
  and Actuary

Robert H. Kullas....................  1998    $338,811      $248,600        12,124(4)    $533,156       $ 89,654
  Chairman                            1997     338,527       304,600        40,000              0         81,136
                                      1996     329,321       221,600        16,500              0         66,744

Stephen J. Sills....................  1998    $371,244      $376,500       162,700(4)    $533,156       $102,314
  President and Chief                 1997     343,944       345,200       100,000              0        120,540
  Executive Officer                   1996     329,321       301,900        35,547              0        109,158

---------------
(1) The 1998 bonuses include payments received in February 1999, related to incentives which were originally awarded in 1995, subject to the Company's loss ratio performance for the 1995 report year determined as of December 31, 1998. Such payments were $78,400, $88,500, and $88,500 for, respectively, Messrs. Deutsch, Kullas and Sills. In addition to the bonus amounts disclosed above, each executive officer may be entitled to bonus payments related to loss ratio performance with respect to report years 1996, 1997 and 1998, to be determined as of December 31, 1999, 2000 and 2001, respectively, and paid in February of the following year.

(2) Amounts under this column for 1998 represent the value received in May under the Company's Performance Share Plan ("PSP"), under which each executive officer received 8,250 shares of Executive Risk common stock in connection with the 1995 PSP awards. Such awards were based on the Company's financial performance for the three-year period from 1995 to 1997 inclusive.

(3) Includes the retirement and matching contributions made by the Company under its tax-qualified and supplemental defined contribution pension plans.

(4) Includes 38,891 shares, 7,824 shares and 98,400 shares for Messrs. Deutsch, Kullas and Sills, respectively, relating to restoration options. Rather than increase an employee's holdings, restoration options are intended to permit the employee who exercises certain previously granted stock options (the "Parent Options") to remain in the same economic position as if he or she had continued to hold the original options unexercised. As such, restoration options meet the Company's objective of fostering continued outright ownership of Common Stock by employees, but the receipt thereof does not result in a net increase in the employee's total equity position. The number of restoration options granted is equal to the number of owned shares used to pay the exercise price of the Parent Options, plus the number of shares withheld to satisfy the optionee's statutory tax withholding obligation. Restoration options are granted at the grant date fair market value, and expire on the same expiration date as the Parent Options. Shown below is a table which sets forth the option-related equity position for each executive officer.

                           NET CHANGES IN EQUITY POSITION
                       RESULTING FROM EXERCISES OF OPTIONS (a)

                                                                                          NET CHANGE IN
                                                                              NEW        EQUITY POSITION
                                                                NET       RESTORATION    FROM GRANTS OF
                                                  OPTIONS      SHARES       OPTIONS        RESTORATION
                                                 EXERCISED    RECEIVED      GRANTED          OPTIONS
                                                 ---------    --------    -----------    ---------------
    Robert V. Deutsch..........................    75,871      36,980       38,891                 0
    Robert H. Kullas...........................    50,900      13,076        7,824           (30,000)
    Stephen J. Sills...........................   184,895      86,495       98,400                 0

     (a) The "Options Exercised" column sets forth the number of options exercised by such executive officer during the year. The "Net Shares Received" column sets forth the number of shares such executive officer actually received upon exercise of the option after subtracting (i) the number of shares sold, if any, concurrent with or subsequent to the exercise and (ii) the number of previously owned shares tendered to pay the exercise price and withheld to pay statutory taxes on the exercise. The "New Restoration Options Granted" column sets forth the number of restoration options granted to the executive, which is an amount equal to the number of shares tendered and withheld. The "Net Changes in Equity Position from Grants of Restoration Options" column is the number of options exercised less the sum of the net shares received and the number of restoration options granted.

STOCK OPTION GRANTS IN FISCAL 1998

     The following table sets forth information relating to the grant of stock options by the Company during 1998 to its executive officers, Messrs. Deutsch, Kullas and Sills.

                               INDIVIDUAL GRANTS

                                                                          % OF
                                  NUMBER OF SECURITIES            TOTAL OPTIONS GRANTED
                               UNDERLYING OPTIONS GRANTED       TO ALL EMPLOYEES IN 1998       EXERCISE
                            --------------------------------   ---------------------------     PRICE(1)      EXPIRATION
NAME                            RESTORATION(3)       REGULAR    RESTORATION(3)     REGULAR   ($ PER SHARE)      DATE
----                        ----------------------   -------   -----------------   -------   -------------   ----------
Robert V. Deutsch.........                           30,100                         4.67        $72.69         7/1/08
                                26,132                             4.05                          42.69         6/1/03
                                 5,928                             0.92                          42.69        3/22/05
                                 6,831                             1.06                          42.69        3/22/06
                                ------                            -----
subtotal..................      38,891               30,100        6.03             4.67
                                ------               ------       -----             ----
TOTAL.....................                  68,991                         10.70
                                           =======                         =====

Robert H. Kullas..........                            4,300                         0.67        $72.69        7/01/08
                                 7,824                             1.21                          42.69        6/01/03
TOTAL.....................                  12,124                          1.88
                                           =======                         =====

Stephen J. Sills..........                           64,300                         9.97        $72.69        7/01/08
                                81,387                            12.60                          42.69        6/01/03
                                 7,904                             1.22                          42.69        3/22/05
                                 9,109                             1.41                          42.69        3/22/06
                                ------                            -----
subtotal..................      98,400               64,300       15.23             9.97
                                ------               ------       =====             ----
TOTAL.....................                 162,700                         25.20
                                           =======                         =====


                             GRANT DATE
                            PRESENT VALUE
NAME                           ($)(2)
----                        -------------
Robert V. Deutsch.........   $  740,999
                                250,967
                                 56,931
                                 65,604
                             ----------
subtotal..................
TOTAL.....................   $1,114,501
                             ==========
Robert H. Kullas..........   $  105,857
                                 75,140
                             ----------
TOTAL.....................   $  180,997
                             ==========
Stephen J. Sills..........   $1,582,931
                                781,624
                                 75,908
                                 87,481
                             ----------
subtotal..................
TOTAL.....................   $2,527,944
                             ==========

---------------
(1) The option price of each option granted to an executive officer during 1998 is equal to the fair market value of the Common Stock subject to the option as of the date of the grant.

(2) Based on the Black-Scholes option pricing model adapted for use in valuing employee stock options. The actual value, if any, an executive officer realizes will depend on the excess of the stock price over the option exercise price on the date of exercise, so there is no assurance the value actually realized will be at or near the value estimated by the Black-Scholes model. The estimated grant date present values disclosed in this column based on the Black-Scholes model assume a stock price volatility of .2697, a risk-free rate of return of 5.427%, and estimated future dividend yield of .156% and expected lives of 5 years for the regular options and 2.5 years for the restoration options. These assumptions were developed solely for disclosure, and they do not constitute projections or representations by the Company as to the actual performance of a the common stock.

(3) See footnote (4) to the Summary Compensation Table for more information regarding restoration options.

AGGREGATED STOCK OPTION EXERCISES IN FISCAL 1998 AND FISCAL YEAR-END OPTION
VALUES

     The following table shows, for each current executive officer of the Company, the aggregate number and realized value of stock option exercises during 1998, as well as the number and values of options held by the named executive officers as of December 31, 1998. The values of unexercised in-the-money stock options are included pursuant to SEC rules; there is no assurance that such values will in fact be realized.

                                                         NUMBER OF                  VALUE OF UNEXERCISED
                        SHARES       VALUE         UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS AT
                       ACQUIRED    REALIZED               12/31/98                      12/31/98(1)
                         UPON        UPON       ----------------------------    ----------------------------
NAME                   EXERCISE    EXERCISE     EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                   --------    ---------    -----------    -------------    -----------    -------------
                         (#)          ($)           (#)             (#)             ($)             ($)
Robert V. Deutsch....   75,871     2,389,806      180,172         135,019        6,979,637         715,149
Robert H. Kullas.....   50,900     2,570,894       66,595          55,929        2,553,066         334,578
Stephen J. Sills.....  184,895     5,589,781       82,145         257,755        2,716,114       1,444,134

---------------
(1) Stock options are classified as in-the-money if the fair market value of the underlying common stock exceeds the exercise price of the option. The value of such in-the-money options shown above is the difference between the exercise or base price and the fair market value of the underlying common stock as of December 31, 1998. The fair market value of the Common Stock on December 31, 1998, based on the December 31, 1998 closing price on the New York Stock Exchange, was $54.94 per share.

DIRECTOR COMPENSATION

     The Company maintains a compensation program for members of the Board of Directors who are not officers or employees of the Company ("Nonemployee Directors"). Under the program, each Nonemployee Director is entitled to an annual retainer of $20,000, as well as fees of $2,000 for each meeting of the Board of Directors attended and $1,000 for each committee meeting attended. In addition to cash fees, all Nonemployee Directors are eligible for options to purchase Common Stock ("Performance Options"), depending on the financial performance of the Company. Performance Options may be granted once each year and are exercisable at the fair market value on the grant date. During 1998, Performance Options to purchase 2,016 shares were granted to each Nonemployee Director at an exercise price of $67.50 per share, the grant date market value. Officers or employees of the Company who serve on the Board of Directors receive no additional compensation for their services in that capacity.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 1, 1999 (except for certain institutional ownership, as to which the Company has actual notice of later-dated information), certain information regarding the beneficial ownership of the Common Stock by (i) each of the Company's directors and executive officers and all directors and executive officers of the Company as a group, and
(ii) each person, other than a director, known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock. "Beneficial ownership" for these purposes includes stock which any person listed below has the right to acquire within 60 days. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such person or entity, subject to community property laws where applicable and the information set forth in the footnotes to the table below.

                                                                                 TOTAL
                                         COMMON STOCK       STOCK OPTIONS     COMMON STOCK    PERCENT OF
                                      BENEFICIALLY OWNED     EXERCISABLE      BENEFICIALLY      COMMON
NAME                                  EXCLUDING OPTIONS     WITHIN 60 DAYS       OWNED         STOCK(1)
----                                  ------------------    --------------    ------------    ----------
DIRECTORS AND OFFICERS
  Gary G. Benanav(2)................          9,000              3,518            12,518         *
  Barbara G. Cohen..................            498              1,236             1,734         *
  John G. Crosby(3).................         11,015              1,510            12,525         *
  Robert V. Deutsch(4)..............        128,914             11,347           140,261          1.2%
  Patrick A. Gerschel(5)............        729,191              2,621           731,812          6.4%
  Peter Goldberg(6).................          3,791              2,780             6,571         *
  Robert H. Kullas..................         51,778              8,570            60,348         *
  Michael D. Rice...................          9,310              1,510            10,820         *
  Joseph D. Sargent(7)..............         36,205              2,621            38,826         *
  Stephen J. Sills(8)...............        171,828             17,320           189,148          1.7%
  Irving B. Yoskowitz...............          1,000                202             1,202         *
  All officers and directors as a
     group (11 persons).............      1,152,530             53,235         1,205,765         10.6%

PERSON(S) OWNING MORE THAN 5% OF THE OUTSTANDING COMMON STOCK (OTHER THAN
  DIRECTORS OR OFFICERS)
  Franklin Resources(9)...................................................       856,210          7.5%
  Mellon Bank Corporation(10).............................................       763,313          6.7%

---------------
  *  Less than one percent.

 (1) Percentages based upon 11,356,649 shares of Common Stock outstanding (12,470,943 issued, less 1,114,294 shares owned by the Company in treasury) and adjusted in each case by the number of shares each owner has the right to acquire within the 60 day period ending April 30, 1999.

 (2) Includes 942 options owned by Mr. Benanav's children, as to which he disclaims beneficial ownership.

 (3) Includes 1,510 shares of Common Stock issuable upon exercise of options owned by Mr. Crosby's children as to which he disclaims beneficial ownership.

 (4) Includes 2,200 shares held in gift trusts for Mr. Deutsch's minor children and 1,500 shares owned by Mr. Deutsch's spouse, as to each of which he disclaims beneficial ownership.

 (5) The address for Mr. Gerschel, who is a 5% stockholder as well as a director, is: c/o Gerschel & Co., 720 Fifth Avenue, New York, NY 10019. Share total includes 17,000 shares of Common Stock owned by affiliated entities.

 (6) Excludes 25,000 shares of Common Stock beneficially owned by California Casualty Indemnity Exchange, with which Mr. Goldberg is affiliated.

 (7) Includes 3,500 shares owned by Mr. Sargent's spouse and 5,400 shares owned by an affiliated trust, as to which Mr. Sargent disclaims beneficial ownership.

 (8) Includes 3,475 shares held in gift trusts for Mr. Sills' minor children as to which he disclaims beneficial ownership.

 (9) Based upon filing on SEC Schedule 13G, dated January 22, 1999. Nature of ownership is as follows: sole voting power -- all shares; shared voting power -- 0 shares; sole dispositive power -- all shares; and shared dispositive power -- 5,830 shares. The address of this stockholder is as follows:

        Franklin Resources Inc.
        777 Mariners Island
        San Mateo, CA 94404

(10) Based upon filing on SEC Schedule 13G, dated January 26, 1999. Nature of ownership is as follows: sole voting power -- 607,117 shares; shared voting power -- 155,700 shares; sole dispositive power -- 59,613; and shared dispositive power -- 155,700 shares. The address of this stockholder is as follows:

        Mellon Bank Corporation/Mellon Bank, N.A.
        One Mellon Bank Center
        Pittsburgh, PA 15258

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

     The Financial Statements and schedules listed in the accompanying Index to Financial Statements and Schedules are filed as part of this Report.

EXHIBITS

     The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

REPORTS ON FORM 8-K

     The Company filed no Current Reports on Form 8-K during the quarter ended December 31, 1998. On February 9, 1999, the Company filed a Current Report on Form 8-K with respect to its entry into an Agreement and Plan of Merger with The Chubb Corporation, dated as of February 6, 1999.

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

March 25, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ Gary G. Benanav                   Director                         March 25, 1999
-----------------------------------------------------
                   GARY G. BENANAV

                /s/ Barbara G. Cohen                   Director                         March 25, 1999
-----------------------------------------------------
                  BARBARA G. COHEN

                 /s/ John G. Crosby                    Director                         March 25, 1999
-----------------------------------------------------
                   JOHN G. CROSBY

                /s/ Robert V. Deutsch                  Executive Vice President,        March 25, 1999
-----------------------------------------------------    Treasurer, Chief Financial
                  ROBERT V. DEUTSCH                      and Accounting Officer, Chief
                                                         Actuary and Director

               /s/ Patrick A. Gerschel                 Director                         March 25, 1999
-----------------------------------------------------
                 PATRICK A. GERSCHEL

                 /s/ Peter Goldberg                    Director                         March 25, 1999
-----------------------------------------------------
                   PETER GOLDBERG

                /s/ Robert H. Kullas                   Chairman and Director            March 25, 1999
-----------------------------------------------------
                  ROBERT H. KULLAS

                 /s/ Michael D. Rice                   Director                         March 25, 1999
-----------------------------------------------------
                   MICHAEL D. RICE

                /s/ Joseph D. Sargent                  Director                         March 25, 1999
-----------------------------------------------------
                  JOSEPH D. SARGENT

                /s/ Stephen J. Sills                   President, Chief Executive       March 25, 1999
-----------------------------------------------------    Officer and Director
                  STEPHEN J. SILLS

               /s/ Irving B. Yoskowitz                 Director                         March 25, 1999
-----------------------------------------------------
                 IRVING B. YOSKOWITZ

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

              10.2   Rights Agreement between Executive Risk Inc. and Mellon
                     Bank, N.A., as Rights Agent, incorporated herein by reference to Exhibit 10.19 to the Registration Statement, as amended and restated, incorporated by reference to Exhibit
                     4.1 to the Current Report on Form 8-K, filed November 6,
                     1998.

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

              10.10 Executive Risk Inc. Stock Incentive Plan, incorporated herein by reference to Exhibit 10.25 to the 1996 10K.

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

EXHIBIT NO.
-----------
              10.13  Agency and Insurance Services Agreement, dated as of January
                     1, 1997, by and between The Aetna Casualty and Surety
                     Company and Executive Risk Management Associates,
                     incorporated by reference to Exhibit 10.2 to the February
                     1997 8-K.

              10.14  Quota Share Reinsurance Agreement, dated as of January 1,
                     1997, by and between The Aetna Casualty and Surety Company and Executive Risk Indemnity Inc., incorporated by reference to Exhibit 10.3 to the February 1997 8-K.

              10.15  Retirement Agreement, dated as of June 1, 1997, between the
                     Company and LeRoy A. Vander Putten, incorporated by reference to Exhibit 10.15 of the 1997 Form 10-K.

              10.16  Consulting and Non-Competition Agreement, dated as of June
                     1, 1997, between the Company and LeRoy A. Vander Putten, incorporated by reference to Exhibit 10.16 of the 1997 Form
                     10-K.

              10.17 Agreement and Plan of Merger, dated as of February 6, 1999, among Executive Risk Inc., The Chubb Corporation and
                     Excalibur Acquisition, Inc., incorporated by reference to
                     Exhibit 99.2 to Current Report on Form 8-K filed February
                     11, 1999 (the "February 1999 8-K").

              10.18 Stock Option Agreement, dated as of February 6, 1999, between Executive Risk Inc. and The Chubb Corporation, incorporated by reference to Exhibit 99.3 to the February
                     1999 8-K.

   (21)       Subsidiaries of Executive Risk Inc.

   (23)       Consents of experts and counsel

              23.1   Consent of Ernst & Young LLP

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                   PAGES
                                                                   -----
Financial Statements of Executive Risk Inc.
     Report of Independent Auditors on Financial Statements......   F-1
     Consolidated Balance Sheets at December 31, 1998 and 1997...   F-2
     Consolidated Statements of Income for the years ended          F-3
       December 31, 1998, 1997 and 1996..........................
     Consolidated Statements of Stockholders' Equity for the        F-4
       years ended December 31, 1998,
       1997 and 1996.............................................
     Consolidated Statements of Cash Flows for the years ended      F-5
       December 31, 1998, 1997 and 1996..........................
     Notes to Consolidated Financial Statements..................   F-6
Schedule(s)
II   Condensed Financial Information of Registrant
     -- Balance Sheets...........................................   S-1
     -- Statements of Income.....................................   S-2
     -- Statements of Cash Flows.................................   S-3

Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Executive Risk Inc.

     We have audited the accompanying consolidated balance sheets of Executive Risk Inc. and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial consolidated statements referred to above present fairly, in all material respects, the consolidated financial position of Executive Risk Inc. and its subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Stamford, Connecticut
February 6, 1999

                              EXECUTIVE RISK INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
(In thousands, except share data)
ASSETS
  Fixed maturities available for sale, at fair value
     (amortized cost: 1998 -- $1,102,744 and
     1997 -- $905,050)......................................  $1,136,375    $  934,981
  Equity securities available for sale, at fair value (cost:
     1998 -- $50,103 and 1997 -- $42,787)...................      79,187        61,732
  Cash and short-term investments, at cost which
     approximates market....................................      34,312        88,505
                                                              ----------    ----------
          TOTAL CASH AND INVESTED ASSETS....................   1,249,874     1,085,218
  Premiums receivable.......................................      44,256        40,033
  Reinsurance recoverables..................................     302,062       159,918
  Accrued investment income.................................      16,479        13,731
  Deferred acquisition costs................................      38,252        34,581
  Prepaid reinsurance premiums..............................     150,266        99,847
  Deferred income taxes.....................................      22,336        23,316
  Other assets..............................................      42,514        29,160
                                                              ----------    ----------
          TOTAL ASSETS......................................  $1,866,039    $1,485,804
                                                              ==========    ==========
LIABILITIES
  Loss and loss adjustment expenses.........................  $  866,285    $  637,929
  Unearned premiums.........................................     369,532       289,840
  Senior notes payable......................................      75,000        75,000
  Ceded balances payable....................................      54,969        37,165
  Accrued expenses and other liabilities....................      44,330        44,687
                                                              ----------    ----------
          TOTAL LIABILITIES.................................   1,410,116     1,084,621
PREFERRED SECURITIES OF EXECUTIVE RISK CAPITAL TRUST
  Company obligated mandatorily redeemable preferred
     securities of subsidiary, Executive Risk Capital Trust,
     holding solely $125,000,000 aggregate principal amount
     of 8.675% Series B Junior Subordinated Deferrable
     Interest Debentures of the Company due February 1, 2027
     and $3,866,000 aggregate principal amount of 8.675%
     Series A Junior Subordinated Deferrable Interest
     Debentures of the Company due February 1, 2027.........     125,000       125,000
STOCKHOLDERS' EQUITY
  Preferred Stock, $.01 par value; authorized 4,000,000
     shares; issued -- 1998 and 1997 -- 0 shares............          --            --
  Common Stock, $.01 par value; authorized 52,500,000
     shares; issued -- 1998 -- 12,229,622 shares and
     1997 -- 11,953,358 shares..............................         122           120
  Additional paid-in capital................................     178,740       176,234
  Accumulated other comprehensive income....................      40,959        31,288
  Retained earnings.........................................     143,658       101,101
  Cost of shares in treasury, at cost:
     1998 -- 1,114,294 shares and 1997 -- 1,114,421
      shares................................................     (32,556)      (32,560)
                                                              ----------    ----------
          TOTAL STOCKHOLDERS' EQUITY........................     330,923       276,183
                                                              ----------    ----------
          TOTAL LIABILITIES, PREFERRED SECURITIES OF
            EXECUTIVE RISK CAPITAL TRUST AND STOCKHOLDERS'
            EQUITY..........................................  $1,866,039    $1,485,804
                                                              ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                              EXECUTIVE RISK INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1998         1997         1996
                                                          ---------    ---------    ---------
(In thousands, except per share data)
REVENUES
  Gross premiums written................................  $ 516,318    $ 431,394    $ 332,085
  Premiums ceded........................................   (232,604)    (169,470)    (121,709)
                                                          ---------    ---------    ---------
     Net premiums written...............................    283,714      261,924      210,376
  Change in unearned premiums...........................    (29,252)     (50,748)     (54,592)
                                                          ---------    ---------    ---------
     NET PREMIUMS EARNED................................    254,462      211,176      155,784
  Net investment income.................................     61,711       47,115       32,646
  Net realized capital gains............................      6,654        3,212        1,047
  Other income..........................................        331          144          166
                                                          ---------    ---------    ---------
          TOTAL REVENUES................................    323,158      261,647      189,643
EXPENSES
  Loss and loss adjustment expenses.....................    167,946      141,773      105,335
  Policy acquisition costs..............................     50,289       34,978       27,803
  General and administrative expenses...................     36,301       28,614       17,255
  Interest expense......................................      5,373        1,783        4,511
  Minority interest in Executive Risk Capital Trust.....     10,519        9,819           --
                                                          ---------    ---------    ---------
          TOTAL EXPENSES................................    270,428      216,967      154,904
                                                          ---------    ---------    ---------
          INCOME BEFORE INCOME TAXES....................     52,730       44,680       34,739
INCOME TAX EXPENSE (BENEFIT)
  Current...............................................     13,157       12,834       14,201
  Deferred..............................................     (3,864)      (4,679)      (7,567)
                                                          ---------    ---------    ---------
                                                              9,293        8,155        6,634
                                                          ---------    ---------    ---------
          NET INCOME....................................  $  43,437    $  36,525    $  28,105
                                                          =========    =========    =========
PER SHARE DATA
Earnings per common share...............................  $    3.95    $    3.71    $    2.88
Earnings per common share -- assuming dilution..........  $    3.71    $    3.41    $    2.67
Dividends declared per common share.....................  $    0.08    $    0.08    $    0.08

   The accompanying notes are an integral part of the consolidated financial statements.

                              EXECUTIVE RISK INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
(In thousands)
COMMON STOCK OUTSTANDING (SHARES):
  Balance, beginning of year................................    10,839      9,325     11,498
  Options exercised.........................................       246        364         38
  Performance Share Plan awards.............................        30         --         --
  Secondary offering........................................        --      1,150         --
  Common Stock repurchase...................................        --         --     (2,511)
  Treasury shares reissued..................................        --         --        300
                                                              --------   --------   --------
     Balance, end of year...................................    11,115     10,839      9,325
                                                              --------   --------   --------
COMMON STOCK:
  Balance, beginning of year................................  $    120   $    104   $    116
  Options exercised.........................................         2          4         --
  Secondary offering........................................        --         12         --
  Treasury shares retired...................................        --         --        (12)
                                                              --------   --------   --------
     Balance, end of year...................................       122        120        104
                                                              --------   --------   --------
ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of year................................   176,234     93,651     87,228
  Options exercised.........................................     2,976      9,885        730
  Directors' options fees granted...........................        30         57         66
  Employee stock-based compensation plans...................     1,103      6,154      5,444
  Performance Share Plan awards.............................    (1,607)        --         --
  Treasury shares issued....................................         4         --         --
  Secondary offerings, net of related expenses..............        --     66,487        521
  Treasury shares retired...................................        --         --       (338)
                                                              --------   --------   --------
     Balance, end of year...................................   178,740    176,234     93,651
                                                              --------   --------   --------
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance, beginning of year................................    31,288     18,196     19,185
  Unrealized gains (losses) on investments, net of
     reclassification adjustment............................     8,994     13,387       (774)
  Currency translation adjustments..........................       677       (295)      (215)
                                                              --------   --------   --------
     Balance, end of year...................................    40,959     31,288     18,196
                                                              --------   --------   --------
RETAINED EARNINGS:
  Balance, beginning of year................................   101,101     65,384     74,315
  Comprehensive Income......................................    53,108     49,617     27,116
  Other Comprehensive Income................................    (9,671)   (13,092)       989
  Common Stock dividends....................................      (880)      (808)      (789)
  Treasury shares retired...................................        --         --    (36,247)
                                                              --------   --------   --------
     Balance, end of year...................................   143,658    101,101     65,384
                                                              --------   --------   --------
COMMON STOCK IN TREASURY:
  Balance, beginning of year................................   (32,560)   (32,560)    (3,119)
  Treasury shares issued....................................         4         --         --
  Common Stock repurchase...................................        --         --    (38,428)
  Class B Common Stock repurchase...........................        --         --    (36,597)
  Secondary offering over-allotment option exercised........        --         --      8,962
  Treasury shares reissued..................................        --         --         25
  Treasury shares retired...................................        --         --     36,597
                                                              --------   --------   --------
     Balance, end of year...................................   (32,556)   (32,560)   (32,560)
                                                              --------   --------   --------
TOTAL STOCKHOLDERS' EQUITY..................................  $330,923   $276,183   $144,775
                                                              ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              EXECUTIVE RISK INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1998         1997         1996
                                                              ---------    ---------    ---------
(In thousands)
OPERATING ACTIVITIES
Net income..................................................  $  43,437    $  36,525    $  28,105
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Amortization and depreciation.............................      6,147        2,682        1,729
  Deferred income taxes.....................................     (3,864)      (4,679)      (7,567)
  Amortization of bond premium..............................      3,245        1,904        1,019
  Net realized gains on investments.........................     (6,654)      (3,212)      (1,047)
  Stock based compensation plans............................        241        6,154        2,428
  Amortization of loan arrangement fees.....................         --          910           --
  Other.....................................................     (7,116)      (1,011)      (1,838)
  Change in:
    Premiums receivable, net of ceded balances payable......     13,581       (2,513)      10,297
    Accrued investment income...............................     (2,748)      (3,605)        (717)
    Deferred acquisition costs..............................     (3,671)     (11,885)      (6,452)
    Loss and loss adjustment exp., net of reinsurance
      recoverables..........................................     86,212       98,672       88,704
    Unearned premiums, net of prepaid reinsurance
      premiums..............................................     29,273       50,733       54,592
    Accrued expenses and other liabilities..................       (159)      10,324          221
                                                              ---------    ---------    ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES...............    157,924      180,999      169,474
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities available for
  sale......................................................    546,607      286,742      179,510
Proceeds from sales of equity securities available for
  sale......................................................      4,272        1,389           --
Proceeds from maturities of investment securities...........     68,315       44,181       34,586
Purchase of fixed maturities available for sale.............   (804,139)    (627,134)    (340,648)
Purchase of equity securities available for sale............    (10,296)     (10,536)     (13,691)
Net capital expenditures....................................    (16,860)      (8,092)      (2,881)
Acquisition of the assets of Sullivan, Kelly & Associates,
  Inc.......................................................         --       (2,317)          --
                                                              ---------    ---------    ---------
    NET CASH USED IN INVESTING ACTIVITIES...................   (212,101)    (315,767)    (143,124)
FINANCING ACTIVITIES
Proceeds from exercise of options...........................      1,047        4,122          423
Cost of repurchase of Common Stock..........................         --           --      (75,025)
Placement fees and other....................................       (183)      (2,827)      (1,172)
Repayment of note payable to bank...........................         --      (70,000)     (25,000)
Note payable to bank........................................         --           --       70,000
Proceeds from issuance of Senior Notes Payable..............         --       75,000           --
Proceeds from issuance of Common Stock......................         --       68,080           --
Proceeds from Capital Securities offering...................         --      125,000           --
Proceeds from over-allotment option exercise................         --           --        9,675
Dividends paid on Common Stock..............................       (880)        (808)        (789)
                                                              ---------    ---------    ---------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.....        (16)     198,567      (21,888)
                                                              ---------    ---------    ---------
    NET (DECREASE) INCREASE IN CASH AND SHORT-TERM
      INVESTMENTS...........................................    (54,193)      63,799        4,462
Cash and short-term investments at beginning of year........     88,505       24,706       20,244
                                                              ---------    ---------    ---------
    CASH AND SHORT-TERM INVESTMENTS AT END
      OF YEAR...............................................  $  34,312    $  88,505    $  24,706
                                                              =========    =========    =========

   The accompanying notes are an integral part of the consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Principles of Consolidation: Executive Risk Inc. ("ERI") is a specialty insurance holding company incorporated under the laws of the State of Delaware. ERI owns all of the outstanding stock of Executive Re Inc. ("Executive Re"), and Executive Re owns all of the outstanding stock of Executive Risk Indemnity Inc. ("ERII"), Executive Risk (Bermuda) Ltd. ("ER Bermuda"), Sullivan Kelly Inc. ("Sullivan Kelly") and Executive Risk International Holdings B.V. ("ERBV"). ERII, a Delaware corporation, commenced insurance operations under the ownership of Executive Re in 1986. ERII owns all of the outstanding stock of Executive Risk Specialty Insurance Company ("ERSIC") and Quadrant Indemnity Company ("Quadrant"). ERSIC and Quadrant, both Connecticut corporations, commenced insurance operations in 1992 and 1997, respectively. ERI and Executive Re also own 100% of Executive Risk Management Associates ("ERMA"), a Connecticut general partnership. ERBV owns all of the outstanding stock of Executive Risk N.V. ("ERNV"), a Dutch insurance company incorporated in May 1995 in the Netherlands to write professional liability insurance in the European Community. ER Bermuda, a Bermuda domiciled insurance company, was incorporated in September 1997 under the laws of Bermuda. Sullivan Kelly, a California corporation, was formed in September 1997 to acquire the assets of Sullivan, Kelly & Associates, Inc., Insurance Brokers, a California underwriting agency and insurance broker. In the third quarter of 1998, the Company announced the closing of the Sullivan Kelly brokerage operation and the Paris, France office of ERNV (Note 5). Consolidated results also include Executive Risk Capital Trust, a Delaware statutory business trust wholly owned by ERI. ERI and its subsidiaries are collectively referred to as the "Company".

     The Company develops, markets and underwrites a wide variety of specialty insurance coverages, including policies for directors and officers liability insurance ("D&O"), professional liability insurance, employment practices liability insurance, medical institution malpractice insurance and errors and omissions liability insurance ("E&O") for lawyers and other professionals. Through ERII, ERSIC and Quadrant, the Company writes, on a direct basis, D&O and E&O throughout the United States, and reinsures D&O and certain ancillary lines of insurance underwritten by ERMA and issued by Travelers Property Casualty Corp. ("Travelers"), formerly known as Travelers/Aetna Property Casualty Corp., a stockholder of the Company until March 1996 (Notes 6 and 7). The Company also writes other lines of business through program administrators. The Company's products are distributed through licensed independent property and casualty insurance brokers, excess and surplus lines brokers and licensed wholesale insurance brokers.

     All significant intercompany amounts are eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the 1998 presentation.

     Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"), some of which require the use of management's estimates. Actual results could differ from those estimates.

     Earnings Per Share: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", ("SFAS No. 128") earnings per common share are based on the weighted average common shares outstanding during the period and earnings per common share -- assuming dilution includes the effect of all dilutive securities, which include potential common shares. Potential common shares are securities, such as options and warrants, that do not have a current right to participate in earnings but could do so in the future by virtue of option or conversion rights. All earnings per share amounts for all periods presented and, where appropriate, have been restated to conform to SFAS No. 128 requirements.

     Investments: The Company classifies its entire portfolio of fixed maturities and equity securities as available for sale and reports such investments at fair value. Fair values are determined by quoted market prices when available or, in the case of private placements, are estimated by discounting expected future cash flows using a market rate on fixed maturities with similar terms and credit worthiness (Note 9).

     Short-term investments are carried at cost which approximates market.

     The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity which are included in investment income.

     Unrealized gains and losses resulting from changes in fair values of fixed maturities and equity securities are reflected in stockholders' equity, net of applicable deferred income taxes.

     Realized capital gains and losses are reported in revenues and are determined based on the specific identification of the investments sold.

     Consolidation of ERMA Results: As the majority of ERMA's activities relate to the marketing and underwriting of insurance policies, a substantial portion of the revenues ERMA received from Travelers (or from The Aetna Casualty and Surety Company ("Aetna") prior to its acquisition by Travelers) for underwriting and management services during the years 1996 through 1998 offset the Company's policy acquisition costs. The remaining portion of the revenues received from Travelers related to the general and administrative ("G&A") costs of running the business, and were therefore offset against the Company's G&A expenses (Note 7).

     Premium Income and Unearned Premiums: Gross premiums written are recognized as premiums earned principally on a monthly pro rata basis over the in-force period of the policies. Ceded reinsurance premiums are charged against premiums earned on the same basis. Unearned premiums and prepaid reinsurance premiums represent the portions of premiums written and ceded applicable to the unexpired terms of the related policies.

     Deferred Acquisition Costs: Deferred acquisition costs, consisting primarily of commissions net of allowances on ceded reinsurance and the portion of ERMA's expenses relating to the acquisition of premiums, are deferred and amortized on a monthly pro rata basis over the period that the related premiums are earned. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premiums and take into account anticipated claims and claim expenses, based on historical and current experience and anticipated investment income.

     Loss and Loss Adjustment Expense Reserves: Substantially all of the Company's business is written on a claims-made form of coverage. The reserves for loss and loss adjustment expenses represent the estimated liability on outstanding claims, based on an evaluation of reported claims, and include a provision for unreported claims and related expenses. Although considerable variability is inherent in such estimates, management believes that the recorded reserves for loss and loss adjustment expenses are adequate in the aggregate to cover the ultimate resolution of such claims. These estimates are continually reviewed and any required adjustments are reflected in current operations.

     Reinsurance Recoverables: In the normal course of business, the Company seeks to manage its exposure to potential losses arising from risks it writes or assumes by reinsuring certain levels of risk with various reinsurers (Note 7). Amounts recoverable from reinsurers are estimated in a manner consistent with the loss and loss adjustment expense reserves associated with the outstanding claims.

     Income Taxes: Income taxes are accounted for using the liability method. Using this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse (Note 12).

     Software Costs: During the first quarter of 1998, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' (AcSEC) Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. The impact of SOP 98-1 on the Company's results of operations was not significant.

     Statements of Cash Flows: In the accompanying statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are classified as cash and short-term investments in the accompanying balance sheets.

     Stock Based Compensation: The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock-based compensation plans. Under APB 25, compensation expense for stock option and award plans is recognized as the difference between the fair value of the stock at the date of grant less the amount, if any, the employee or director is required to pay.

     Future Application of Accounting Standards: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those derivatives at fair value. The accounting for the changes in the fair value of the derivatives depends on the intended use of the derivative and the resulting designation as prescribed by the provisions of SFAS No. 133. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, with earlier application permitted. The Company is currently reviewing the provisions of SFAS No. 133 and its anticipated financial statement impact to the Company.

2.  SUBSEQUENT EVENTS

     On February 6, 1999, The Chubb Corporation ("Chubb") and ERI entered into a definitive merger agreement under which Chubb will acquire ERI. The agreement, which has been approved by the boards of directors of both companies, provides that ERI shareholders will receive 1.235 shares of Chubb common stock for each outstanding common share of ERI. The merger agreement contains customary termination provisions including an option for Chubb to acquire 19.9% of ERI's shares. The directors of ERI have all agreed to vote their shares in favor of the merger. The acquisition, which is subject to the satisfaction of customary closing conditions, including stockholder and regulatory approval, is expected to close by the end of the second quarter of 1999.

     In the first quarter of 1999, the Company restructured certain of its reinsurance treaties. The restructured reinsurance program generally makes greater use of excess of loss reinsurance, rather than quota share reinsurance, to reduce exposures to severity losses. The reinsurance restructuring resulted in the non-renewal of several in-force reinsurance treaties commensurate with the effective date of the new reinsurance treaties. The restructuring of the reinsurance treaties is not expected to have a material adverse effect on the Company's financial position or results of operations.

     On March 22, 1999, Aetna Life and Casualty Company ("AL&C") fully exercised an option to purchase 100,000 shares of ERI Common Stock at $12.00 per share (the "Aetna Stock Option").

3.  COMPREHENSIVE INCOME

     On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available for sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

     The related tax effects allocated to each component of comprehensive income were as follows:

                                                       YEAR ENDED DECEMBER 31, 1998
                                                  ---------------------------------------
                                                  BEFORE-TAX    TAX EXPENSE    NET-OF-TAX
                                                    AMOUNT       (BENEFIT)       AMOUNT
                                                  ----------    -----------    ----------
                                                              (IN THOUSANDS)
Net income......................................   $52,730        $ 9,293       $43,437
                                                   -------        -------       -------
Unrealized gains on securities:
  Unrealized investment gains on available for
     sale securities............................    16,132          5,646        10,486
  Less: Reclassification adjustment for realized
     gains included in investment income........    (2,293)          (801)       (1,492)
                                                   -------        -------       -------
Net unrealized gains on securities..............    13,839          4,845         8,994
Foreign currency translation adjustments........     1,042            365           677
                                                   -------        -------       -------
Other comprehensive income......................    14,881          5,210         9,671
                                                   -------        -------       -------
Comprehensive income............................   $67,611        $14,503       $53,108
                                                   =======        =======       =======

                                                       YEAR ENDED DECEMBER 31, 1997
                                                  ---------------------------------------
                                                  BEFORE-TAX    TAX EXPENSE    NET-OF-TAX
                                                    AMOUNT       (BENEFIT)       AMOUNT
                                                  ----------    -----------    ----------
                                                              (IN THOUSANDS)
Net income......................................   $44,680        $ 8,155       $36,525
                                                   -------        -------       -------
Unrealized investment gains on available for
  sale securities...............................    20,595          7,208        13,387
Foreign currency translation adjustments........      (453)          (158)         (295)
                                                   -------        -------       -------
Other comprehensive income......................    20,142          7,050        13,092
                                                   -------        -------       -------
Comprehensive income............................   $64,822        $15,205       $49,617
                                                   =======        =======       =======

                                                       YEAR ENDED DECEMBER 31, 1996
                                                  ---------------------------------------
                                                  BEFORE-TAX    TAX EXPENSE    NET-OF-TAX
                                                    AMOUNT       (BENEFIT)       AMOUNT
                                                  ----------    -----------    ----------
                                                              (IN THOUSANDS)
Net income......................................   $34,739        $6,634        $28,105
Unrealized investment losses on available for
  sale securities...............................    (1,191)         (417)          (774)
Foreign currency translation adjustments........      (331)         (116)          (215)
                                                   -------        ------        -------
Other comprehensive income......................    (1,522)         (533)          (989)
                                                   -------        ------        -------
Comprehensive income............................   $33,217        $6,101        $27,116
                                                   =======        ======        =======

     The components of accumulated other comprehensive income, net of tax, as of December 31, 1998 and 1997 were as follows:

                                                          DECEMBER 31,
                                                       ------------------
                                                        1998       1997
                                                       -------    -------
                                                         (IN THOUSANDS)
Unrealized investment gains..........................  $40,763    $31,769
Foreign currency translation.........................      196       (481)
                                                       -------    -------
Accumulated other comprehensive income...............  $40,959    $31,288
                                                       =======    =======

4.  EARNINGS PER SHARE

     The following table sets forth the computation of earnings per common share and earnings per common share -- assuming dilution:

                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 1998          1997          1996
                                                              ----------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net income................................................   $43,437       $36,525       $28,105
Denominator:
  Denominator for earnings per common share -- weighted
     average shares.........................................    10,987         9,838         9,759
Effect of dilutive securities:
  Employee and director stock options.......................       603           764           701
  Stock incentive and performance share plans...............       130           113            56
                                                               -------       -------       -------
Total dilutive potential common shares......................       733           877           757
Denominator for earnings per common share -- assuming
  dilution..................................................    11,720        10,715        10,516
Earnings per common share...................................   $  3.95       $  3.71       $  2.88
Earnings per common share -- assuming dilution..............      3.71          3.41          2.67

     For additional disclosures regarding the outstanding employee and director stock options and the stock incentive and performance share plans, see Note 10.

     Options to purchase 150,677 shares of Common Stock at per share prices from $65.06 -- $73.69 were outstanding for a portion of 1998 but were not included in the computation of earnings per common share -- assuming dilution because the options' exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

5.  BUSINESS ACQUISITION AND DISPOSITIONS

     On September 12, 1997, the Company formed Sullivan Kelly to acquire the assets of Sullivan, Kelly & Associates, Inc. Insurance Brokers, a California underwriting agency and insurance broker of malpractice insurance for medical institutions. The Company accounted for the acquisition as a purchase and the results of Sullivan Kelly are included in the accompanying financial statements beginning with the date of acquisition. Based upon an assessment of the fair value of the assets acquired at the date of acquisition, the Company paid $2.3 million in cash, consisting of $0.1 million of fixed assets and $0.7 million for a non-compete agreement which was being amortized over 3.75 years. The remaining purchase price of $1.5 million was allocated to goodwill and was being amortized over a 15-year period. In the third quarter of 1998, the Company announced the closing of the Sullivan Kelly brokerage operation and the Paris, France office of ERNV. In connection with these closings, $5.8 million of non-recurring charges were recorded. These non-recurring charges consisted of $3.4 million related to non-cash asset impairments, $1.1 million for lease termination costs and $1.3 million of employee separation and other costs. These charges were recorded on the consolidated income statement as $1.9 million of policy acquisition costs and $3.9 million of general and administrative costs. As of December 31, 1998, $1.4 million of these accrued charges remain unpaid.

6.  STOCK REPURCHASE AND OFFERINGS

     On March 22, 1996, the Company entered into a Stock Purchase Agreement (the "Agreement") with AL&C and AL&C's wholly owned subsidiary, Aetna. Pursuant to the Agreement, on March 26, 1996, the Company repurchased 1,286,300 shares of Common Stock and 1,225,000 shares of Class B Common Stock from Aetna at a per share price of $29.88, or approximately $75 million in the aggregate. In connection with the Agreement, the Company secured a $70 million senior credit facility (the "Senior Credit Facility") arranged through The Chase Manhattan Bank ("Chase") (Note 8). Upon the closing of the Agreement, 2,000,000 shares of Common Stock, representing approximately 22% of the Company's issued and outstanding Common Stock and the Aetna Stock Option remained under Aetna ownership. Subsequently, in connection with the acquisition of Aetna by The Travelers Insurance Group Inc., Aetna transferred ownership of the remaining 2,000,000 shares of Common Stock and the Aetna Stock Option to AL&C.

     The Agreement also contained provisions requiring the Company to file a registration statement with respect to the remaining 2,000,000 shares of Common Stock under AL&C ownership and AL&C was obligated to sell all of these shares in an underwritten secondary offering. The secondary offering was completed on June 7, 1996. In conjunction with this secondary offering, the Company granted to the underwriters an option to purchase an additional 300,000 shares of Common Stock, at $34.00 per share less underwriting discounts and commissions of $1.75 per share, to cover over-allotments. This over-allotment option was exercised in full, and the Company received $9.7 million in net proceeds. The proceeds were used for general corporate purposes.

     The following table presents consolidated pro forma income statement data for the year ended December 31, 1996 as adjusted to give pro forma effect to the stock repurchase of 2,511,300 shares of the Company's capital stock at $29.88 per share and the exercise of the 300,000 share over-allotment option in the June 7, 1996 secondary offering, at $32.25 per share, as if they had occurred on January 1, 1996.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                     1996
                                                             ---------------------
                                                             (IN THOUSANDS, EXCEPT
                                                                PER SHARE DATA)
Total revenues.............................................        $189,483
Net income.................................................          27,482
Weighted average shares outstanding -- assuming dilution...           9,910
Earnings per common share -- assuming dilution.............        $   2.77

     On September 12, 1997, the Company completed an underwritten public offering of 1,000,000 shares of its Common Stock at $62.25 per share less underwriting discounts and commissions of $3.05 per share. In connection with this secondary offering, the Company granted to the underwriters an option to purchase an additional 150,000 shares of its Common Stock to cover over-allotments. Such over-allotment option was exercised in full. The Company received $67.8 million in net proceeds which have been used to make surplus contributions to ERII and ER Bermuda in order to support existing business lines and to finance entry into new business lines, and for general corporate purposes.

7.  UNDERWRITING AND REINSURANCE

     On January 1, 1995, the Company, ERMA and Aetna entered into an amended and restated insurance services agreement. Under this agreement, ERMA was appointed as Aetna's underwriting manager and received a commission in 1996 and 1995 of 24% of the portion of premiums written reported by ERMA to Aetna. The Company paid a commission to ERMA equal to ERMA's costs of producing business for the Company. Additionally, ERMA paid an override to Aetna of 3% of gross premiums written with respect to Aetna D&O policies issued through ERMA. As the Company met certain financial tests, the 3% override was discontinued on July 1, 1996. The business underwritten by ERMA on behalf of Aetna generally was reinsured 50% by ERII through December 31, 1996. ERII paid a ceding commission of 3% of premiums reinsured for premium taxes plus ERII's share of certain costs of ERMA related to this business.

     On February 13, 1997, the Company, ERMA and Travelers agreed to terminate the amended and restated insurance services agreement effective December 31, 1996, following the acquisition of Aetna by the Travelers Insurance Group Inc. ERMA's obligations for policies effective prior to January 1, 1997 remain the same until all such policies expire and all liabilities with respect to such policies have been settled. Under a new insurance services agreement among the Company, ERMA and Travelers, ERMA receives a commission equal to its costs to produce the business for Travelers policies effective on or after January 1, 1997. The total business underwritten by ERMA on Travelers policies is subject to limitations as stipulated in the agreement. ERII generally assumes 100% of these risks and pays Travelers a ceding commission equal to 3.5% of premiums reinsured for premium taxes plus other costs and expenses related to this business.

     ERII had entered into several quota share reinsurance treaties with Aetna prior to its acquisition by Travelers. Under the largest reinsurance treaty, ERII assumed 50% of the risk associated with the first $20 million of coverage provided by each D&O policy underwritten by ERMA and issued by Aetna through December 31, 1996. Effective January 1, 1997, ERII assumes 100% of the risk associated with each D&O policy underwritten by ERMA and issued by Travelers. These policies generally have limits of up to $20 million. Under the other reinsurance treaties, ERII assumes a portion of the risk associated with up to $10 million of coverage provided by various D&O and ancillary line coverages underwritten by ERMA and issued by Travelers.

     Pursuant to the agreement entered into on February 13, 1997 by the Company and Travelers, the Company released Travelers from its obligation to issue D&O exclusively through ERMA until December 31, 1999, and Travelers therefore was able to compete with the Company on D&O sooner than it otherwise could have. During 1998, 1997 and 1996, gross premiums written assumed by ERII under the various agreements with Travelers were approximately $1.0 million, $4.6 million and $13.8 million, respectively.

     The Company, through ERII and ERSIC, cedes reinsurance to manage its exposure to potential losses arising from risks it assumes or writes. Entering into such reinsurance arrangements does not discharge the Company's obligation to pay policy claims on the reinsured business. The ceding insurer remains responsible for policy claims without regard to the extent the reinsurer pays such claims.

     The components of the Company's premiums written and earned were as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                  -----------------------------------
                                                    1998         1997         1996
                                                  ---------    ---------    ---------
                                                            (IN THOUSANDS)
PREMIUMS WRITTEN
  Direct........................................  $ 509,076    $ 414,967    $ 305,265
  Assumed.......................................      7,242       16,427       26,820
  Ceded.........................................   (232,604)    (169,470)    (121,709)
                                                  ---------    ---------    ---------
Net Premiums Written............................  $ 283,714    $ 261,924    $ 210,376
                                                  =========    =========    =========
PREMIUMS EARNED
  Direct........................................  $ 425,549    $ 324,182    $ 195,201
  Assumed.......................................     11,226       22,692       48,463
  Ceded.........................................   (182,313)    (135,698)     (87,880)
                                                  ---------    ---------    ---------
Net Premiums Earned.............................  $ 254,462    $ 211,176    $ 155,784
                                                  =========    =========    =========

     Ceded loss and loss adjustment expenses amounted to $159.5 million, $88.4 million and $48.3 million in 1998, 1997 and 1996, respectively.

     A portion of the Company's ceded reinsurance is placed with Lloyd's syndicates. To date, the Company has not experienced any reinsurance recoverable defaults. Further, Lloyd's syndicates have established trust funds securing their obligations to U.S. cedants.

     During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has one reportable segment as it is organized to develop, market and underwrite specialty insurance coverages domestically and internationally.

     Gross premiums written, net premiums written and net premiums earned by major product class are as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
GROSS PREMIUMS WRITTEN
  D&O......................................................  $261,785    $275,098    $240,834
  Professional Firms E&O...................................    56,583      47,633      36,889
  Miscellaneous E&O........................................   115,047      61,680      34,316
  International............................................     7,897      11,365      11,046
  Other....................................................    75,006      35,618       9,000
                                                             --------    --------    --------
Gross Premiums Written.....................................  $516,318    $431,394    $322,085
                                                             ========    ========    ========
NET PREMIUMS WRITTEN
  D&O......................................................  $191,238    $213,843    $179,201
  Professional Firms E&O...................................    18,293      13,833      15,066
  Miscellaneous E&O........................................    42,309      19,397       9,093
  International............................................     1,315       3,581       3,714
  Other....................................................    30,559      11,270       3,302
                                                             --------    --------    --------
Net Premiums Written.......................................  $283,714    $261,924    $210,376
                                                             ========    ========    ========
NET PREMIUMS EARNED
  D&O......................................................  $185,501    $173,458    $134,940
  Professional Firms E&O...................................    16,278      13,480       9,838
  Miscellaneous E&O........................................    28,969      13,690       6,241
  International............................................     1,883       3,331       3,516
  Other....................................................    21,831       7,217       1,249
                                                             --------    --------    --------
Net Premiums Earned........................................  $254,462    $211,176    $155,784
                                                             ========    ========    ========

     Two producing brokerage firms and related affiliates accounted for 18% and 16% of the Company's gross written premiums in 1998. No single office of these firms accounted for more than 6% of the Company's gross written premiums.

8.  CREDIT ARRANGEMENTS

     On March 26, 1996, in connection with the repurchase of Common Stock from Aetna (Note 6), the Company borrowed $70 million under the terms of the Senior Credit Facility arranged through Chase. The proceeds of the loan were utilized as follows: $38 million to partially finance the repurchase of Common Stock and Class B Common Stock from Aetna, $25 million to refinance the Company's previously existing debt and $7 million for general corporate purposes. In addition, the Company has obtained through Chase a $25 million revolving credit facility. The Company has no current plans to draw funds under the revolving credit facility.

     The terms of the revolving credit facility require, among other things, that the Company maintain certain defined minimum consolidated net worth and combined statutory surplus levels, and certain debt leverage and premiums-to-surplus level ratios and place restrictions on the incurrence of additional debt, the sale of assets, the making of acquisitions and the incurrence of liens.

     On January 24, 1997, the Company formed Executive Risk Capital Trust (the "Trust"), the common securities of which are wholly owned by the Company. On February 5, 1997, the Trust sold 125,000 8.675% Series A Capital Securities (liquidation amount, $1,000 per Capital Security) to certain qualified institutional buyers pursuant to SEC Rule 144A. The Trust used the $125 million of proceeds received from the sale of the

Series A Capital Securities and the $3.9 million received from the sale to the Company of the common securities of the Trust to purchase $128.9 million aggregate principal amount of 8.675% Series A Junior Subordinated Deferrable Interest Debentures of the Company due February 1, 2027 (the "Series A Debentures"). The Company utilized the $123.5 million of net proceeds as follows: $70 million to repay the amount outstanding under the term loan portion of the Senior Credit Facility, $45 million to make a surplus contribution to ERII and $8.5 million for general corporate purposes. On May 29, 1997, all of the Series A Capital Securities were exchanged for Series B Capital Securities (the "Capital Securities"). In addition, $125 million aggregate principal amount of the Series A Debentures were exchanged for a like aggregate principal amount of 8.675% Series B Junior Subordinated Deferrable Interest Debentures of the Company due February 1, 2027 (the "Series B Debentures" and together with the remaining $3.9 million aggregate principal amount of the outstanding Series A Debentures are hereinafter referred to as the "Debentures"). The terms of the Capital Securities are identical in all material respects to the terms of the Series A Capital Securities, except that the Capital Securities have been registered under the Securities Act of 1933 and are not subject to the $100,000 minimum liquidation amount transfer restriction and certain other transfer restrictions applicable to the Series A Capital Securities. The sole assets of the Trust are the Debentures.

     Holders of the Capital Securities are entitled to receive cumulative cash distributions, accumulating from the date of original issuance and payable semi-annually in arrears on February 1 and August 1 of each year at an annual rate of 8.675%. Interest on the Debentures, and hence distributions on the Capital Securities, may be deferred by the Company to the extent set forth in the applicable instrument. The Capital Securities are subject to mandatory redemption on February 1, 2027, upon repayment of the Series B Debentures, at a redemption price equal to the principal amount of, plus accrued but unpaid interest on, the Series B Debentures. The Capital Securities are also subject to mandatory redemption in certain other specified circumstances at a redemption price that may or may not include a make-whole premium. The Company's obligations under the Series B Debentures, the related indenture and trust agreement and the guarantee issued for the benefit of the holders of the Capital Securities, taken together, constitute a full, irrevocable and unconditional guarantee by the Company of the Capital Securities.

     On December 12, 1997, the Company issued $75 million aggregate principal amount of unsecured 7.125% senior notes (the "Senior Notes") maturing on December 15, 2007. Interest on the Senior Notes is payable semi-annually in arrears, on June 15 and December 15. The Senior Notes may not be redeemed prior to maturity and are not subject to any sinking fund. The Company has used the $74.2 million of net proceeds of the issue to make surplus contributions to insurance company subsidiaries of the Company in order to support existing business lines and to finance entry into new business lines, and for general corporate purposes.

     The carrying value of the Capital Securities and the Senior Notes approximates their fair market value.

     Interest paid on debt, net of capitalized interest in 1998, totaled $16.0 million, $6.3 million and $3.9 million in 1998, 1997 and 1996, respectively.

9.  INVESTMENT INFORMATION

     Fixed Maturities and Equity Securities: The amortized cost, cost and fair value of investments in fixed maturities and equity securities as of December 31, 1998 and 1997 were as follows:

                                               AMORTIZED       GROSS         GROSS
                                                  COST       UNREALIZED    UNREALIZED       FAIR
                                                AND COST       GAINS         LOSSES        VALUE
                                               ----------    ----------    ----------    ----------
                                                                  (IN THOUSANDS)
1998
FIXED MATURITIES:
  United States Government or agency
     securities..............................  $   22,677     $   494       $   (16)     $   23,155
  Obligations of states and political
     subdivisions............................     703,712      30,620          (448)        733,884
  Corporate securities.......................     157,583       3,356        (1,952)        158,987
  Mortgage and other asset backed
     securities..............................     140,203       2,090        (2,360)        139,933
  Foreign government securities..............      16,085         502            --          16,587
  Foreign corporate securities...............      31,873         589          (215)         32,247
  Sinking fund preferred stocks..............      30,611         971            --          31,582
                                               ----------     -------       -------      ----------
                                               $1,102,744     $38,622       $(4,991)     $1,136,375
                                               ----------     -------       -------      ----------
  EQUITY SECURITIES..........................  $   50,103     $32,217       $(3,133)     $   79,187
                                               ----------     -------       -------      ----------
                                               $1,152,847     $70,839       $(8,124)     $1,215,562
                                               ==========     =======       =======      ==========
1997
FIXED MATURITIES:
  United States Government or agency
     securities..............................  $   50,237     $   391       $    (7)     $   50,621
  Obligations of states and political
     subdivisions............................     532,839      24,514            --         557,353
  Corporate securities.......................     178,382       2,752          (733)        180,401
  Mortgage and other asset backed
     securities..............................     119,203       2,469          (152)        121,520
  Foreign government securities..............       1,297          13            --           1,310
  Sinking fund preferred stocks..............      23,092         684            --          23,776
                                               ----------     -------       -------      ----------
                                               $  905,050     $30,823       $  (892)     $  934,981
                                               ----------     -------       -------      ----------
EQUITY SECURITIES............................  $   42,787     $18,945            --      $   61,732
                                               ----------     -------       -------      ----------
                                               $  947,837     $49,768       $  (892)     $  996,713
                                               ==========     =======       =======      ==========

     Realized capital gains and losses on sales of investments were as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                  1998       1997      1996
                                                 -------    ------    -------
                                                        (IN THOUSANDS)
FIXED MATURITIES:
  Gross realized capital gains.................  $ 5,039    $2,573    $ 1,913
  Gross realized capital losses................   (1,511)     (748)    (2,071)
EQUITY SECURITIES:
  Gross realized capital gains.................  $ 3,411    $1,389    $ 1,205
  Gross realized capital losses................     (285)       (2)        --

     The amortized cost and fair value of investments in fixed maturities at December 31, 1998 are shown as follows by effective maturity dates except that for mortgage and other asset backed securities, maturities are calculated using expected maturity dates, which are based on historic cash flow patterns. Effective maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      AMORTIZED        FAIR
                                                         COST         VALUE
                                                      ----------    ----------
                                                           (IN THOUSANDS)
Due in one year or less.............................  $   41,720    $   41,871
Due after one year through five years...............     355,538       368,468
Due after five years through ten years..............     408,098       427,591
Due after ten years through fifteen years...........     154,220       156,116
Due after fifteen years.............................      37,002        36,650
Mortgage backed securities..........................     106,166       105,679
                                                      ----------    ----------
                                                      $1,102,744    $1,136,375
                                                      ==========    ==========

     Changes in unrealized gains and losses were as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Fixed maturities..............................  $ 3,700    $11,956    $(5,375)
Equity Securities.............................   10,139      9,060      4,236

     Investment Income: The components of net investment income were as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Fixed maturities
  Taxable.....................................  $25,244    $17,438    $ 8,672
  Tax-exempt..................................   31,486     24,933     22,400
Equity securities.............................    2,756      2,410        637
Short-term investments........................    3,877      3,398      1,714
                                                -------    -------    -------
                                                 63,363     48,179     33,423
Investment expenses...........................    1,652      1,064        777
                                                -------    -------    -------
Net investment income.........................  $61,711    $47,115    $32,646
                                                =======    =======    =======

10.  STOCKHOLDERS' EQUITY

     Preferred Stock: The Company has 4,000,000 preferred shares authorized at December 31, 1998 and 1997, with no shares issued or outstanding.

     Treasury Shares: Pursuant to the Aetna stock repurchase (Note 6), all 1,225,000 shares of Class B Common Stock and 1,286,300 shares of Common Stock were repurchased at a per share price of $29.88 and held in treasury during the first quarter of 1996. In connection with the June 7, 1996 secondary offering, the 300,000 shares of Common Stock covered by the underwriters' over-allotment option were issued (at a net per share price of $32.25) from shares held in treasury. On May 10, 1996, the Board of Directors approved a resolution to retire all 1,225,000 shares of Class B Common Stock held in treasury. In May 1997, the Articles of Incorporation were amended so that the Company no longer has Class B Common Stock as an authorized class.

     Stock Option Plans: The Company has a Nonqualified Stock Option Plan and an Employee Incentive Nonqualified Stock Option Plan whereby key employees may be granted options to purchase shares of the

Company's Common Stock at a price determined by the Committee on Directors and Compensation of the Company's Board of Directors.

     The Company has an IPO Stock Compensation Plan (the "IPO Plan") under which Share Units were granted to certain key employees. On the date of the closing of the Company's March 1994 initial public offering, the Share Units were converted into the right to receive 161,905 stock options to purchase Common Stock at an exercise price equal to 30% of the average closing price of the Common Stock for the 30-day period immediately preceding that date. Options representing one-half of the total award were granted on March 22, 1995 to those specified employees employed by the Company on that date. The other half were granted on March 22, 1996 to those specified employees still employed by the Company on that date.

     Information with respect to the employee stock options was as follows:

                                           1998                    1997                    1996
                                   ---------------------   ---------------------   ---------------------
                                                WEIGHTED                WEIGHTED                WEIGHTED
                                                AVERAGE                 AVERAGE                 AVERAGE
                                   NUMBER OF    EXERCISE   NUMBER OF    EXERCISE   NUMBER OF    EXERCISE
                                    OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                   ----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of
  year...........................   1,645,915    $29.11     1,465,294    $13.89     1,292,304    $12.77
  Granted........................     645,486     54.61       546,700     58.30       219,202     20.54
  Exercised......................    (386,390)    12.49      (355,179)    11.37       (31,137)    12.53
  Forfeited......................    (205,725)    70.50       (10,900)    24.52       (15,075)    17.95
                                   ----------    ------    ----------    ------    ----------    ------
Outstanding at end of year.......   1,699,286    $37.57     1,645,915    $29.11     1,465,294    $13.89
Options exercisable at end of
  year...........................     717,832    $18.59       984,762    $13.42     1,066,418    $12.26
Shares reserved under option
  plans..........................   2,105,982        --     2,492,372        --     2,847,551        --
Weighted average fair value of
  options granted during the
  year...........................  $    23.28        --    $    31.22        --    $    18.92        --

     The following table summarizes information about the Company's employee stock options outstanding at December 31, 1998.

                                                  OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                          -----------------------------------   --------------------
                                                                   AVERAGE
                                                      WEIGHTED    REMAINING                 WEIGHTED
RANGE OF                                  NUMBER OF   AVERAGE    CONTRACTUAL    NUMBER OF   AVERAGE
EXERCISE PRICES                            OPTIONS     PRICE     LIFE (YEARS)    OPTIONS     PRICE
---------------                           ---------   --------   ------------   ---------   --------
$ 4.88 - $12.91.........................    111,875    $11.36        4.3         111,875     $11.36
 13.77 - 17.63..........................    486,025     14.05        3.5         482,925      14.02
 26.00 - 37.50..........................    307,600     33.62        7.6          61,623      27.97
 40.25 - 54.00..........................    194,086     43.24        4.5           3,750      40.25
 57.81 - 72.81..........................    599,700     61.72        7.9          57,659      59.47
                                          ---------    ------        ---         -------     ------
$ 4.88 - $72.81.........................  1,699,286    $37.57        5.9         717,832     $18.59
                                          ---------    ------        ---         -------     ------

     The Company has adopted a Nonemployee Directors Stock Option Plan (the "Directors Plan") to provide its nonemployee directors with stock-based incentive compensation. The Directors Plan is intended to relate director compensation to the financial performance of the Company and the market value of ERI Common Stock.

     Information with respect to the Directors Plan options was as follows:

                                           1998                   1997                   1996
                                   --------------------   --------------------   --------------------
                                               WEIGHTED               WEIGHTED               WEIGHTED
                                               AVERAGE                AVERAGE                AVERAGE
                                   NUMBER OF   EXERCISE   NUMBER OF   EXERCISE   NUMBER OF   EXERCISE
                                    OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                                   ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year...........................    79,172     $15.24      82,285     $12.93      83,026     $10.89
  Granted........................    24,986      56.05       6,719      41.00      11,242      24.25
  Exercised......................   (30,914)     11.52      (8,551)     11.35      (6,725)      4.89
  Forfeited......................        --         --      (1,281)     28.01      (5,258)     15.22
                                   --------     ------    --------     ------    --------     ------
Outstanding at end of year.......    73,244     $30.73      79,172     $15.24      82,285     $12.93
Options exercisable at end of
  year...........................    55,149     $23.14      79,172     $15.24      72,176     $11.12
Shares reserved under option
  plans..........................   452,890         --     483,804         --     492,355         --
Weighted average fair value of
  options granted during the
  year...........................  $  27.53         --    $  29.44         --    $  18.92         --

     The following table summarizes information about the Directors Plan stock options outstanding at December 31, 1998.

                                                  OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                          -----------------------------------   --------------------
                                                                   AVERAGE
                                                      WEIGHTED    REMAINING                 WEIGHTED
                RANGE OF                  NUMBER OF   AVERAGE    CONTRACTUAL    NUMBER OF   AVERAGE
            EXERCISE PRICES                OPTIONS     PRICE     LIFE (YEARS)    OPTIONS     PRICE
            ---------------               ---------   --------   ------------   ---------   --------
$ 3.32 - $11.51.........................      7,755    $ 4.92        4.9          7,755      $ 4.92
 12.00..................................     23,620     12.00        4.2         23,620       12.00
 13.88 - 36.31..........................     18,473     27.21        5.7         12,749       23.23
 45.69 - 67.50..........................     23,396     60.97        7.9         11,025       59.69
                                          ---------    ------        ---         ------      ------
$ 3.32 - $67.50.........................     73,244    $30.73        5.8         55,149      $23.14
                                          ---------    ------        ---         ------      ------

     Certain key employees who hold stock options under the Nonqualified Stock Option Plan are eligible to receive restoration options for shares of ERI common stock surrendered in payment of the exercise price and withholding taxes. Current directors holding stock options under the Directors Plan are eligible to receive restoration options for shares of ERI common stock surrendered in payment of the exercise price. Restoration options, which are priced at the fair market value of ERI common stock at the date of the option exercise, are granted only if, upon the initial option exercise, the fair market value of ERI common stock is at least 25% greater than the exercise price for such options.

     Stock Incentive and Performance Share Plans: The Company has two long-term stock-based incentive compensation plans, the Stock Incentive Plan (the "SIP") and the Performance Share Plan (the "PSP"). The SIP became effective as of January 1, 1996 and the PSP as of January 1, 1995.

     The Company has reserved 250,000 shares of Common Stock for issuance under the SIP and 1,000,000 shares of Common Stock for issuance under the PSP, subject to the restrictions set forth in each of the respective plans and to the approval of the Committee on Directors and Compensation of the Board of Directors. Under the SIP, employees are eligible to be granted stock "units," bearing a relationship to their respective cash bonuses under the Company's Incentive Compensation Plan, which convert into shares of Common Stock upon completion of the applicable vesting period (generally three years). Under the PSP, certain key employees designated by the Committee on Directors and Compensation were eligible to receive awards of "performance share units" which converted into Common Stock and/or cash, as determined by the Committee on Directors and Compensation, upon completion of the performance period to which such awards relate. The amount of Common Stock and/or cash, if any, received by participants in the PSP was dependent upon, among other things, the financial performance of the Company during the relevant three-year performance period. No awards of performance share units were made under the PSP after December 31, 1997. The Company will incur expenses through 1999 related to the remaining accrual for the 1997 performance year. 6,823 and 8,484 share units were granted in 1998 and 1997, respectively, under the SIP, of which 791 and 1,567 share units, respectively, were subsequently forfeited. 37,000 performance share units were granted under the PSP in 1997, of which 1,850 performance share units were subsequently forfeited. The weighted average fair value of share units granted in 1998 was $72.13 per share unit, and the weighted average fair value of share units and performance share units granted in 1997 was $47.14 per share unit. The Company accrued compensation expense, under APB 25, for the years ended December 31, 1998, 1997 and 1996 of approximately $1.1 million, $6.2 million and $1.8 million, respectively, in connection with the SIP and PSP.

     Supplemental and Pro Forma Disclosures: The following pro forma information regarding net income and earnings per share, required by SFAS No. 123, "Accounting for Stock-Based Compensation" has been determined as if the Company had accounted for its stock-based compensation plans under the fair value methods described in that statement. The fair value of options and other awards granted under the Company's stock-based compensation plans was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected dividend yield, the expected life of the options, the expected price volatility and the risk-free interest rate.

     The weighted average dividend yield for stock option grants during 1998, 1997 and 1996 was .16%, .14% and .26%, respectively. The weighted average expected life for 1998, 1997 and 1996 was 7.4 years, 9.8 years and 8.8 years, respectively. The weighted average volatility for 1998, 1997 and 1996 was .27%,
 .28% and .27%, respectively. The weighted average risk-free interest rate for 1998, 1997 and 1996 was 5.30%, 6.25% and 6.36%, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options and stock awards is amortized to expense over the options' and awards' vesting period and does not include grants prior to January 1, 1995. As such, the pro forma net income and earnings per share are not indicative of future years. The Company's pro forma information was as follows:

                                                        1998          1997          1996
                                                      ---------     ---------     ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income
  As reported.......................................   $43,437       $36,525       $28,105
  Pro forma.........................................    38,202        36,199        27,040
Earnings per common share
  As reported.......................................   $  3.95       $  3.71       $  2.88
  Pro forma.........................................      3.48          3.68          2.77
Earnings per common share -- assuming dilution
  As reported.......................................   $  3.71       $  3.41       $  2.67
  Pro forma.........................................      3.26          3.38          2.59

     Rights Plan: The Company has adopted a Shareholder Rights Plan (the "Rights Plan"). When exercisable, each Right entitles the registered holder to purchase from ERI one share of Common Stock at a price of $60.32 per share, subject to adjustment. The Rights Plan has certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors.

     Retained Earnings: ERII, ERSIC and Quadrant are subject to state regulatory restrictions that limit the maximum amount of dividends payable. The maximum amount of dividends which can be paid by State of Delaware domestic insurance companies to shareholders is subject to restrictions relating to statutory capital and surplus, earned surplus, statutory net income and realized capital gains. Therefore, ERII may not pay, in any 12-month period, "extraordinary" dividends, which are defined as dividends that exceed the greater of (i) 10% of statutory capital and surplus as of the prior year-end and (ii) statutory net income less realized capital gains for such prior year, until thirty days after the Insurance Commissioner of the State of Delaware (the "Commissioner") has received notice of such dividends and has either (i) not disapproved such dividends within such thirty day period or (ii) approved such dividends within such thirty day period. Dividends may be paid by ERII only out of earned surplus. In addition, ERII must provide notice to the Commissioner of all dividends and other distributions to shareholders within five business days after declaration and at least ten days prior to payment. The maximum amount of dividends which can be paid by State of Connecticut domestic insurance companies to shareholders is subject to restrictions relating to surplus as regards policyholders, earned surplus and statutory net income. Therefore, ERSIC and Quadrant must obtain approval of the Insurance Commissioner of the State of Connecticut (the "Connecticut Commissioner"), or must give the Connecticut Commissioner thirty days prior notice and must not have received notice of the Connecticut Commissioner's disapproval during such period in order to pay, in any 12-month period, "extraordinary" dividends, which are defined as dividends that exceed the greater of 10% of surplus as regards policyholders as of the prior year-end and statutory net income for such prior year. Connecticut law further provides that (i) ERSIC and Quadrant must report to the Connecticut Commissioner, for informational purposes, all dividends and other distributions within five business days after declaration thereof and at least ten days prior to payment thereof and (ii) ERSIC and Quadrant may not pay any dividend or distribution in excess of its earned surplus, as reflected in its most recent statutory annual statement on file with the Connecticut Commissioner, without such Commissioner's approval.

11.  RETIREMENT PLANS

     The Company maintains a defined contribution retirement plan (the "Plan") covering substantially all employees. Under the Plan, the Company contributes 4% of total compensation up to the social security wage base. Thereafter, the Company contributes 8% of the total compensation that exceeds this wage base. In addition, employee contributions of up to 10% (8% as of January 1, 1998) of each such employee's total compensation to the Plan are matched by the Company at a rate determined by the Company's average return on equity for the preceding three years. The Company also maintains the Benefit Equalization Plan (the "BEP"), a supplemental, nonqualified defined contribution plan. The BEP covers certain officers of the Company for the portion of retirement contributions, as determined by the provisions of the Plan, which exceed IRS limitations on contributions and eligible compensation. Amounts contributed by the Company to these retirement plans were $2.8 million, $2.4 million and $1.7 million in 1998, 1997 and 1996, respectively. These amounts include contributions in respect of service in prior years with the Company.

12.  INCOME TAXES

     The provision for income taxes varies from the amount that would be computed using the federal statutory income tax rate as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Pre-tax income........................................  $52,730    $44,680    $34,739
                                                        -------    -------    -------
Application of the federal statutory tax rate (35%)...   18,456     15,638     12,159
Tax effect of:
  Tax-exempt interest.................................   (9,367)    (7,417)    (6,676)
  State income taxes..................................      280        736        625
  Dividends received and other........................      (76)      (802)       526
                                                        -------    -------    -------
Total income tax provision............................  $ 9,293    $ 8,155    $ 6,634
                                                        =======    =======    =======

     Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
                                                             (IN THOUSANDS)
DEFERRED TAX ASSETS:
  Loss reserve discounting...............................  $39,129    $34,850
  Unearned premiums......................................   15,284     13,297
  Other..................................................    6,069      6,244
                                                           -------    -------
Total deferred tax assets................................   60,482     54,391
DEFERRED TAX LIABILITIES:
  Deferred acquisition costs.............................   13,363     12,108
  Unrealized gains on investments........................   21,951     17,107
  Other..................................................    2,832      1,860
                                                           -------    -------
Total deferred tax liabilities...........................   38,146     31,075
                                                           -------    -------
Net deferred tax assets..................................  $22,336    $23,316
                                                           =======    =======

     Income taxes paid were $8.4 million, $11.5 million and $12.4 million in 1998, 1997 and 1996, respectively.

13.  UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES

     The following table sets forth the activity in unpaid loss and loss adjustment expenses ("LAE"), net of reserves for reinsured loss and LAE, for the years indicated.

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1998        1997       1996
                                                      ---------   --------   --------
                                                              (IN THOUSANDS)
Reserves for losses and LAE at beginning of year,
  gross.............................................  $ 637,929   $457,063   $324,416
Reinsurance recoverable at beginning of year........   (157,166)   (76,916)   (33,531)
                                                      ---------   --------   --------
Reserves for losses and LAE at beginning of year,
  net...............................................    480,763    380,147    290,885
Provision for losses and LAE for current year
  claims............................................    185,214    152,042    112,107
Decrease in estimated ultimate losses and LAE for
  prior year claims.................................    (17,268)   (10,269)    (6,772)
                                                      ---------   --------   --------
Total incurred losses and LAE.......................    167,946    141,773    105,335
Adjustment for foreign exchange loss on unpaid loss
  and LAE...........................................        255       (469)       (23)
Loss and LAE payments for claims attributable to:
  Current year......................................     16,705      4,495      2,239
  Prior years.......................................     56,292     36,193     13,811
                                                      ---------   --------   --------
Total payments......................................     72,997     40,688     16,050
                                                      ---------   --------   --------
Reserves for losses and LAE at end of year, net.....    575,967    480,763    380,147
Reinsurance recoverable at end of year..............    290,318    157,166     76,916
                                                      ---------   --------   --------
Reserves for losses and LAE at end of year, gross...  $ 866,285   $637,929   $457,063
                                                      =========   ========   ========

     The decrease in estimated ultimate losses and LAE for prior year claims was due principally to favorable development on claim reserves for accident years 1993 and prior.

14.  PRESCRIBED OR PERMITTED STATUTORY PRACTICES

     ERII, which is domiciled in Delaware, and ERSIC and Quadrant, which are domiciled in Connecticut, prepare their statutory financial statements in accordance with accounting principles and practices prescribed or permitted by their respective state insurance departments. Prescribed statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state and may change in the future. Furthermore, the NAIC has codified statutory accounting practices, the result of which will, when adopted by State Insurance Departments, constitute the only source of "prescribed" statutory accounting practices. Accordingly, the Codification will change the definitions of what comprises prescribed versus permitted statutory accounting practices and may result in changes to the accounting policies that insurance companies use to prepare their statutory financial statements. ERII, ERSIC and Quadrant follow prescribed accounting practices in preparing their statutory financial statements, in all material respects.

15. RECONCILIATION -- GENERALLY ACCEPTED ACCOUNTING PRINCIPLES BASIS TO STATUTORY BASIS

     The following table reconciles consolidated GAAP basis net income and stockholders' equity as reported herein with ERII's consolidated statutory basis income and consolidated statutory basis capital and surplus. ERII's consolidated results include those of its wholly owned subsidiaries, ERSIC and Quadrant.

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1998        1997        1996
                                                              -------     -------    --------
                                                                      (IN THOUSANDS)
Consolidated GAAP income....................................  $43,437     $36,525    $ 28,105
Eliminate GAAP net (income) loss, of parent, non-insurance
  and foreign subsidiaries..................................     (329)      8,690       5,037
                                                              -------     -------    --------
ERII consolidated GAAP income...............................   43,108      45,215      33,142
                                                              -------     -------    --------
Add (subtract) GAAP adjustments:
  Deferred acquisition costs................................   (4,157)        171     (11,754)
  Deferred income tax benefits..............................     (867)      9,735      (6,213)
  Change in foreign exchange translation....................      209        (359)        (20)
  Other.....................................................       33          33          33
                                                              -------     -------    --------
ERII consolidated statutory income..........................  $38,326     $54,795    $ 15,188
                                                              =======     =======    ========

                                                                       DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Consolidated GAAP stockholders' equity.....................  $330,923    $276,183    $144,775
Eliminate GAAP deficit of parent, non-insurance and foreign
  subsidiaries.............................................    53,404      56,947      64,843
                                                             --------    --------    --------
ERII consolidated GAAP stockholders' equity................   384,327     333,130     209,618
Add (subtract) GAAP adjustments:
  Deferred acquisition costs...............................   (33,075)    (28,918)    (29,090)
  Deferred income taxes (benefits).........................    (1,396)     (4,885)    (22,207)
  Adjust invested assets to statutory value................   (32,072)    (30,434)    (17,753)
  Non-admitted assets......................................   (11,119)     (2,018)       (410)
  Other....................................................      (813)     (1,312)     (1,753)
                                                             --------    --------    --------
ERII consolidated statutory capital and surplus............  $305,852    $265,563    $138,405
                                                             ========    ========    ========

16.  CONSOLIDATED QUARTERLY DATA (UNAUDITED)

                                           FIRST     SECOND      THIRD     FOURTH
                                          QUARTER    QUARTER    QUARTER    QUARTER      YEAR
                                          -------    -------    -------    -------    --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
Net premiums earned.....................  $59,785    $64,376    $63,835    $66,466    $254,462
Net investment income...................   15,139     14,811     15,767     15,994      61,711
Income before income taxes..............   14,620     13,656      9,595     14,859      52,730
Federal and state income tax expense....    3,141      2,295      1,090      2,767       9,293
Net Income(1)...........................   11,479     11,361      8,505     12,092      43,437
Earnings per common share(1)(2).........     1.06       1.04       0.77       1.09        3.95
Earnings per common share -- assuming
  dilution(1)...........................     0.98       0.97       0.73       1.03        3.71
Common Stock price range(3)
  -- High...............................  75 5/16     74 5/8    72 11/16    56 7/8     75 5/16
  -- Low................................  65 11/16    57 1/2     35 7/8     40 1/2      35 7/8
1997
Net premiums earned.....................  $46,229    $50,206    $54,787    $59,954    $211,176
Net investment income...................   10,105     11,255     11,682     14,073      47,115
Income before income taxes..............   10,100     10,758     10,525     13,297      44,680
Federal and state income tax expense....    1,686      2,190      1,610      2,669       8,155
Net Income..............................    8,414      8,568      8,915     10,628      36,525
Earnings per common share(2)............     0.90       0.91       0.91       0.98        3.71
Earnings per common share -- assuming
  dilution..............................     0.83       0.83       0.84       0.91        3.41
Common Stock price range(3)
  -- High...............................   48 3/4         56     68 3/8         72          72
  -- Low................................   35 5/8     43 3/8    49 13/16    63 1/2      35 5/8

---------------
(1) Third quarter results include non-recurring expenses associated with Sullivan Kelly and the closing of the Paris, France office of ERNV (Note 5).

(2) The sum of the quarters' earnings per share does not equal the year-to-date amount due to the different weighting of common stock equivalents for the quarterly and annual earnings per share calculations.

(3) The stock price range is based on high and low sales prices reported by Bloomberg. The Company paid quarterly dividends of $0.02 per share in 1998, 1997 and 1996. The Company currently intends to continue paying regular cash dividends on a quarterly basis. See Notes 8 and 10 for information on potential restrictions on the payment of future dividends.

     As of March 1, 1999, the approximate number of common stockholders of record was 221.

                   EXECUTIVE RISK INC. (PARENT COMPANY ONLY)
          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
(In thousands)
ASSETS
  Fixed maturities available for sale.......................  $ 68,603    $ 69,243
  Equity securities available for sale......................         8           8
  Cash and short-term investments...........................     6,346      49,684
                                                              --------    --------
          TOTAL CASH AND INVESTED ASSETS....................    74,957     118,935
  Accrued investment income.................................     1,025       1,058
  Intercompany receivable...................................     1,250       1,376
  Investment in subsidiaries and equity investees...........   455,355     353,587
  Deferred income taxes.....................................     5,029       4,963
  Other assets..............................................     7,919       5,942
                                                              --------    --------
          TOTAL ASSETS......................................  $545,535    $485,861
                                                              ========    ========
LIABILITIES
  Senior notes payable......................................    75,000      75,000
  Debentures payable to Executive Risk Capital Trust........   128,866     128,866
  Accrued expenses and other liabilities....................    10,746       5,812
                                                              --------    --------
          TOTAL LIABILITIES.................................   214,612     209,678
STOCKHOLDERS' EQUITY
  Common Stock..............................................       122         120
  Additional paid-in capital................................   178,740     176,234
  Accumulated other comprehensive income....................    40,959      31,288
  Retained earnings.........................................   143,658     101,101
  Cost of shares in treasury................................   (32,556)    (32,560)
                                                              --------    --------
          TOTAL STOCKHOLDERS' EQUITY........................   330,923     276,183
                                                              --------    --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $545,535    $485,861
                                                              ========    ========

                   EXECUTIVE RISK INC. (PARENT COMPANY ONLY)
          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998        1997       1996
                                                              --------    --------    -------
(In thousands)
REVENUES
  Net investment income.....................................  $  5,161    $  1,162    $   624
  Net realized capital gains................................        --          --        503
                                                              --------    --------    -------
     TOTAL REVENUES.........................................     5,161       1,162      1,127
EXPENSES
  General and administrative expenses.......................     1,939       2,385      3,460
  Long-term incentive compensation..........................        --          --        187
  Interest expense..........................................    16,234      11,911      4,335
                                                              --------    --------    -------
     TOTAL EXPENSES.........................................    18,173      14,296      7,982
                                                              --------    --------    -------
     LOSS BEFORE TAXES AND EARNINGS OF SUBSIDIARIES.........   (13,012)    (13,134)    (6,855)
  Federal income tax benefit................................    (3,946)     (4,145)    (2,543)
                                                              --------    --------    -------
     LOSS BEFORE EARNINGS OF SUBSIDIARIES...................    (9,066)     (8,989)    (4,312)
  Equity in earnings of subsidiaries........................    52,503      45,514     32,417
                                                              --------    --------    -------
     NET INCOME.............................................  $ 43,437    $ 36,525    $28,105
                                                              ========    ========    =======

                   EXECUTIVE RISK INC. (PARENT COMPANY ONLY)
          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998        1997         1996
                                                            --------    ---------    --------
(In thousands)
OPERATING ACTIVITIES
  Net income..............................................  $ 43,437    $  36,525    $ 28,105
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Amortization of bond premium.........................       550          119          16
     Equity in earnings of subsidiaries...................   (52,503)     (45,514)    (32,417)
     Net realized gains on investments....................        --           --        (503)
     Deferred income taxes................................      (102)      (1,662)     (1,073)
     Amortization of loan arrangement fees................        --          910          --
     Other................................................    (2,499)         877        (635)
     Change in:
       Accrued investment income..........................        33       (1,058)        263
       Intercompany receivable/payable....................    (2,837)       5,593       6,737
       Accrued expenses and other liabilities.............    10,068        9,363         587
                                                            --------    ---------    --------
          NET CASH (USED IN) PROVIDED BY OPERATING
            ACTIVITIES....................................    (3,853)       5,153       1,080
INVESTING ACTIVITIES
  Purchase of fixed maturities available for sale.........   (37,554)     (72,448)     (1,379)
  Proceeds from maturities of fixed maturities held for
     sale.................................................    37,750        3,000      17,661
  Contribution of capital to Executive Risk International
     Holdings B.V. .......................................   (40,000)          --          --
  Contribution of capital to Executive Risk Indemnity
     Inc..................................................        --      (65,000)    (10,870)
  Contribution of capital to Executive Risk Capital
     Trust................................................        --       (3.866)         --
  Contribution of capital to ER (Bermuda) Ltd. ...........        --      (20,000)         --
  Distributions from subsidiaries.........................       335          303      15,104
                                                            --------    ---------    --------
          NET CASH (USED IN) PROVIDED BY INVESTING
            ACTIVITIES....................................   (39,469)    (158,011)     20,516
FINANCING ACTIVITIES
  Proceeds from exercise of options.......................     1,047        4,122         423
  Cost of repurchase of Common Stock......................        --           --     (75,025)
  Placement fees and other................................      (183)      (2,827)     (1,172)
  Repayment of note payable to bank.......................        --      (70,000)    (25,000)
  Note payable to bank....................................        --           --      70,000
  Proceeds from issuance of Senior Notes Payable..........        --       75,000          --
  Proceeds from issuance of Common Stock..................        --       68,080          --
  Proceeds from Capital Securities offering...............        --      128,866          --
  Proceeds from over-allotment option exercise............        --           --       9,675
  Dividends paid on Common Stock..........................      (880)        (808)       (789)
                                                            --------    ---------    --------
          NET CASH (USED IN) PROVIDED BY FINANCING
            ACTIVITIES....................................       (16)     202,433     (21,888)
                                                            --------    ---------    --------
          NET (DECREASE) INCREASE IN CASH AND SHORT-TERM
            INVESTMENTS...................................   (43,338)      49,575        (292)
Cash and short-term investments at beginning of year......    49,684          109         401
                                                            --------    ---------    --------
          CASH AND SHORT-TERM INVESTMENTS AT END OF
            YEAR..........................................  $  6,346    $  49,684    $    109
                                                            ========    =========    ========
Supplemental Cash Flow Disclosures:
  Income taxes (received) paid............................  $ (7,169)   $     325    $   (763)
  Interest paid on debt...................................     6,826        6,826       4,131