Form 10-Q
period 1999-03-31
EXECUTIVE RISK INC /DE/
filed 1999-05-14
CIK 914069

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 1999

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

    As of May 10, 1999, there were 11,548,271 shares of Executive Risk Inc. Common Stock, $0.01 par value, outstanding, net of treasury shares.

                              EXECUTIVE RISK INC.

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                              PAGE
------------------------------                                                              ----

Item 1.  Financial Statements

   Independent Accountants' Review Report...............................................        2

   Consolidated Balance Sheets -
   March 31, 1999 and December 31, 1998.................................................        3

   Consolidated Statements of Income -
   Three Months Ended March 31, 1999 and 1998 ..........................................        4

   Consolidated Statements of Cash Flows -
   Three Months Ended March 31, 1999 and 1998 ..........................................        5

   Notes to Consolidated Financial Statements...........................................        6

Item 2.  Management's Discussion and Analysis of Financial Condition and
   Results of Operations................................................................     7-10


PART II - OTHER INFORMATION

Item 5.  Other Information..............................................................       10

Item 6.  Exhibits and Reports on Form 8-K...............................................       10

SIGNATURES..............................................................................       11

Exhibit 10.1 - Retirement Agreement, dated May 7, 1999, between Executive Risk
Inc. and Robert H. Kullas...............................................................       --

Exhibit 10.2 - Other Agreement, dated May 7, 1999, between Executive Risk Inc.
and Robert V. Deutsch...................................................................       --

Exhibit 15.1 - Independent Accountants' Acknowledgment Letter...........................       --
Exhibit 27 - Financial Data Schedule ...................................................       --

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

ITEM 1.  FINANCIAL STATEMENTS


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Stockholders and Board of Directors
Executive Risk Inc.

We have reviewed the accompanying consolidated balance sheet of Executive Risk Inc. and its subsidiaries as of March 31, 1999, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which is performed for the full year with the objective of expressing an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Executive Risk Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated February 6, 1999, we expressed an unqualified opinion on those consolidated financial statements.


                                                           /S/ ERNST & YOUNG LLP




Stamford, Connecticut
April 30, 1999

                                              EXECUTIVE RISK INC.
                                          CONSOLIDATED BALANCE SHEETS

                                                                                       (Unaudited)
                                                                                          March 31,     December 31,
(In thousands, except share data)                                                           1999           1998
                                                                                        -----------    -----------

ASSETS
   Fixed maturities available for sale, at fair value
      (amortized cost:  1999 - $1,075,330 and 1998 - $1,102,744)                        $ 1,101,175    $ 1,136,375
   Equity securities available for sale, at fair value
      (cost:  1999 - $52,435 and 1998 - $50,103)                                             82,375         79,187
   Cash and short-term investments, at cost which approximates market                        65,631         34,312
                                                                                        -----------    -----------
        TOTAL CASH AND INVESTED ASSETS                                                    1,249,181      1,249,874

   Premiums receivable                                                                       41,401         44,256
   Reinsurance recoverables                                                                 337,224        302,062
   Accrued investment income                                                                 16,302         16,479
   Deferred acquisition costs                                                                46,536         38,252
   Prepaid reinsurance premiums                                                             135,907        150,266
   Deferred income taxes                                                                     22,733         22,336
   Other assets                                                                              48,047         42,514
                                                                                        -----------    -----------

        TOTAL ASSETS                                                                    $ 1,897,331    $ 1,866,039
                                                                                        ===========    ===========

LIABILITIES
   Loss and loss adjustment expenses                                                    $   901,312    $   866,285
   Unearned premiums                                                                        379,874        369,532
   Senior notes payable                                                                      75,000         75,000
   Ceded balances payable                                                                    35,895         54,969
   Accrued expenses and other liabilities                                                    40,480         44,330
                                                                                        -----------    -----------
        TOTAL LIABILITIES                                                                 1,432,561      1,410,116


PREFERRED SECURITIES OF EXECUTIVE RISK CAPITAL TRUST
    Company obligated mandatorily redeemable preferred securities of subsidiary,
    Executive Risk Capital Trust, holding solely $125,000,000 aggregate principal amount of 8.675% Series B Junior Subordinated Deferrable Interest
    Debentures of the Company due February 1, 2027 and $3,866,000 aggregate principal amount of  8.675% Series A Junior Subordinated Deferrable Interest Debentures of
    the Company due February 1, 2027                                                        125,000        125,000
                                                                                        -----------    -----------

STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value; authorized 4,000,000 shares;
     issued - 1999 and 1998 - 0 shares                                                           --             --

   Common Stock, $.01 par value; authorized 52,500,000 shares;
     issued - 1999 - 12,597,891 shares and 1998 - 12,229,622 shares                             126            122
   Additional paid-in capital                                                               182,268        178,740
   Accumulated other comprehensive income                                                    35,318         40,959
   Retained earnings                                                                        154,614        143,658
   Cost of shares in treasury, at cost: 1999 and 1998 - 1,114,294 shares                    (32,556)       (32,556)
                                                                                        -----------    -----------
        TOTAL STOCKHOLDERS' EQUITY                                                          339,770        330,923
                                                                                        -----------    -----------

TOTAL LIABILITIES, PREFERRED SECURITIES OF EXECUTIVE RISK
         CAPITAL TRUST AND STOCKHOLDERS' EQUITY                                         $ 1,897,331    $ 1,866,039
                                                                                        ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                               EXECUTIVE RISK INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                              Three Months Ended March 31,

(In thousands, except per share data)               1999         1998
                                                 ---------    ---------
REVENUES
   Gross premiums written                        $ 135,545    $ 100,084
   Premiums ceded                                  (47,837)     (39,742)
                                                 ---------    ---------
      Net premiums written                          87,708       60,342

   Change in unearned premiums                     (24,793)        (557)
                                                 ---------    ---------
       Net premiums earned                          62,915       59,785

   Net investment income                            16,234       15,139
   Net realized capital gains                        2,182        1,775
   Other income                                        260           83
                                                 ---------    ---------
        TOTAL REVENUES                              81,591       76,782

EXPENSES
   Loss and loss adjustment expenses                40,895       40,116
   Policy acquisition costs                         11,225       10,617
   General and administrative expenses               9,247        7,371
   Non-recurring merger expenses                     2,644           --
   Interest expense                                  1,388        1,376
   Minority Interest in Executive Risk Capital       2,711        2,682
      Trust                                      ---------    ---------
       TOTAL EXPENSES                               68,110       62,162
                                                 ---------    ---------

       INCOME BEFORE INCOME TAXES                   13,481       14,620

Income tax expense
   Current                                             269        1,964
   Deferred                                          2,029        1,177
                                                 ---------    ---------
                                                     2,298        3,141
                                                 ---------    ---------

        NET INCOME                               $  11,183    $  11,479
                                                 =========    =========


Comprehensive Income                             $   5,542    $  14,327


Earnings per common share                        $    1.00    $    1.06

Weighted average shares outstanding                 11,217       10,862

Earnings per common share -
     assuming dilution                           $    0.95    $    0.98

Weighted average shares outstanding -
     assuming dilution                              11,719       11,726

Dividends declared per common share              $    0.02    $    0.02

   The accompanying notes are an integral part of the consolidated financial statements.

                               EXECUTIVE RISK INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                              Three Months Ended March 31,
(In thousands)                                                                   1999         1998
                                                                               ---------    ---------

OPERATING ACTIVITIES
Net income                                                                     $  11,183    $  11,479
Adjustments to reconcile net income to net cash provided by
    operating activities:
      Amortization and depreciation                                                1,299          990
      Deferred income taxes                                                        2,029        1,177
      Amortization of bond premium                                                   907          613
      Net realized gains on investments                                           (2,182)      (1,775)
      Stock based compensation plans                                                 963          593
      Other                                                                       (4,914)       1,264

      Change in:
          Premiums receivable, net of ceded balances payable                     (16,219)      (4,648)
          Accrued investment income                                                  177       (1,017)
          Deferred acquisition costs                                              (8,284)      (2,371)
          Loss and loss adjustment expenses, net of reinsurance recoverables        (135)      25,659
          Unearned premiums, net of prepaid reinsurance premiums                  24,701          554
          Accrued expenses and other liabilities                                   2,059      (15,579)
                                                                               ---------    ---------


          NET CASH PROVIDED BY OPERATING ACTIVITIES                               11,584       16,939

INVESTING ACTIVITIES

    Proceeds from sales of fixed maturities available for sale                    88,041      151,274
    Proceeds from sales of equity securities available for sale                    2,344        2,482
    Proceeds from maturities of investment securities                              6,967       17,134
    Purchase of fixed maturities available for sale                              (73,555)    (201,204)
    Purchase of equity securities available for sale                              (2,148)      (5,717)
    Net capital expenditures                                                      (3,439)      (3,610)
                                                                               ---------    ---------

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     18,210      (39,641)

FINANCING ACTIVITIES

    Proceeds from exercise of options                                              1,752          589
    Placement fees and other                                                          --         (183)
    Dividends paid on common stock                                                  (227)        (218)
                                                                               ---------    ---------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                               1,525          188
                                                                               ---------    ---------

          NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS              31,319      (22,514)
                                                                               ---------    ---------

Cash and short-term investments at beginning of period                            34,312       88,505

                                                                               ---------    ---------


          CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                     $  65,631    $  65,991
                                                                               =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                               EXECUTIVE RISK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying unaudited interim consolidated financial statements of Executive Risk Inc. (the "Company" or "ERI") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals except as described in Note 2) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

NOTE 2 - ACQUISITION AND NON-RECURRING CHARGES

On February 8, 1999, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of February 6, 1999 (the "Merger Agreement"), among the Company, The Chubb Corporation ("Chubb") and Excalibur Acquisition, Inc. The Merger Agreement calls for the merger of the Company with Excalibur Acquisition, Inc., a Chubb subsidiary, with the effect that following the proposed merger the Company would be a wholly-owned subsidiary of Chubb. The completion of the merger is subject to customary closing conditions, including a vote of the Company's stockholders and to approval by insurance regulators in the States of Connecticut and Delaware, and may be subject to additional state regulatory approvals. Approval of the Connecticut Insurance Department has been received and the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has expired. The Company filed a Current Report with the SEC on Form 8-K, dated February 9, 1999, in which further information concerning the proposed merger with Chubb is contained. Approval of the proposed merger by the Company's stockholders will be solicited only by means of a proxy statement to be mailed to all stockholders.

In the first quarter of 1999, the Company incurred non-recurring charges of $2.6 million related to the Company's pending acquisition by Chubb. These non-recurring charges consist of $1.8 million related to investment banker fees and $0.8 million for legal and other costs. These charges were recorded on the consolidated income statement as non-recurring merger expenses.

The Company is contingently liable for approximately an additional $6.0 million of investment banker and legal fees payable upon the successful completion of the acquisition by Chubb.

NOTE 3 - REINSURANCE

In the first quarter of 1999, the Company restructured certain of its reinsurance treaties. The restructured reinsurance program generally makes greater use of excess of loss reinsurance, rather than quota share reinsurance, to reduce exposures to severity losses. The reinsurance restructuring resulted in the non-renewal of several in-force reinsurance treaties commensurate with the effective date of the new reinsurance treaties. The restructuring of the reinsurance treaties did not have a material effect on the Company's financial position or results of operations.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those derivatives at fair value. The accounting for the changes in the fair value of the derivatives depends on the intended use of the derivative and the resulting designation as prescribed by the provisions of SFAS 133. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, with earlier application permitted. Implementation of SFAS 133 is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations compares certain financial results for the quarter ended March 31, 1999 with the corresponding period for 1998. The results of Executive Risk Inc. (the "Company" or "ERI") include the consolidated results of Executive Risk Management Associates ("ERMA"), Executive Re Inc. ("Executive Re"), and Executive Re's direct and indirect insurance companies, Executive Risk Indemnity Inc., Executive Risk Specialty Insurance Company, Executive Risk N.V., Quadrant Indemnity Company and Executive Risk (Bermuda) Ltd. In addition, the Company's results include Executive Risk Capital Trust (the "Trust"), a Delaware statutory business trust, and Sullivan Kelly Inc. ("Sullivan Kelly"), an underwriting management subsidiary of Executive Re. In the third quarter of 1998, the Company initiated a plan to close the Sullivan Kelly brokerage operation, transfer the remaining underwriting functions to ERMA and dissolve Sullivan Kelly. Results for the quarter ended March 31, 1999 include $0.1 million of net after-tax income related to the run-off of Sullivan Kelly.

RESULTS OF OPERATIONS

The Company's net income for the first quarter of 1999 was $11.2 million, or $0.95 per diluted share, as compared to $11.5 million, or $0.98 per diluted share, earned in the first quarter of 1998. The Company's operating earnings, calculated as net income before realized capital gains and non-recurring expenses related to the Company's proposed merger transaction with The Chubb Corporation ("Chubb"), both net of tax, were $11.4 million, or $0.98 per diluted share, for the quarter ended March 31, 1999 and $10.3 million, or $0.88 per diluted share, for the quarter ended March 31, 1998.

Gross premiums written increased by $35.4 million, or 35%, to $135.5 million in the first quarter of 1999 from $100.1 million in the first quarter of 1998. The increase was principally due to growth in sales in miscellaneous errors and omissions insurance ("E&O"), employment practices liability insurance, and private commercial directors and officers liability insurance ("D&O"), partially offset by a decrease in public company D&O. The level of D&O gross premiums written for public companies has been adversely affected both by continued strong competition in the D&O market and by declinations of D&O applicants that appear to the Company to present greater than acceptable exposure to the Year 2000 issue (See "The Year 2000 (Y2K)"). These factors are likely to continue to affect the level of D&O writings for the foreseeable future.

Ceded premiums increased $8.1 million, or 20%, to $47.8 million in the first quarter of 1999 from $39.7 million in the first quarter of 1998. The rise in ceded premiums was due principally to increased cessions on E&O and certain D&O products as a result of higher writings, partially offset by the lower cession rates of certain reinsurance treaties restructured in the first quarter of 1999, which included the benefits of a reinsurance portfolio transfer (see Note 3).

As a result of the foregoing, net premiums written increased $27.4 million, or 45%, to $87.7 million for the quarter ended March 31, 1999 from $60.3 million for the quarter ended March 31, 1998. For the same periods, net premiums earned increased $3.1 million, or 5%, to $62.9 million from $59.8 million. The increase in net premiums earned lagged that of net premiums written due to the incremental cost related to additional reinsurance protection purchased for D&O, partially offset by lower cession rates for certain E&O treaties, both related to the reinsurance restructuring in the first quarter of 1999.

Net investment income increased by $1.1 million, or 7%, to $16.2 million for the quarter ended March 31, 1999 from $15.1 million for the quarter ended March 31, 1998. This increase resulted principally from growth in invested assets, measured on an amortized cost basis, from $1,064.9 million at March 31, 1998 to $1,193.4 million at March 31, 1999, partially offset by a decrease in nominal yields. The nominal portfolio yield of the fixed maturity portfolio at March 31, 1999 was 5.79%, compared to 6.04% at March 31, 1998. The tax equivalent yields on the fixed maturity portfolio were 7.41% and 7.52% for these periods, respectively.

The Company's net realized capital gains were $2.2 million in the first quarter of 1999 as compared to $1.8 million in the first quarter of 1998. In the first quarter of 1999, net capital gains were realized principally from certain equity limited partnership investments, equity mutual fund distributions and the sale of fixed maturity investments.

Loss and loss adjustment expenses ("LAE") increased by $0.8 million, or 2%, from $40.1 million in the first quarter of 1998 to $40.9 million in the comparable period of 1999. The Company's loss ratio was 65.0% in the first quarter of 1999 as compared to 67.1% in the first quarter of 1998. In connection with the Company's normal reserving review, which includes a reevaluation of the adequacy of reserve levels for prior years' claims, the Company reduced its unpaid loss and LAE reserves primarily for the 1992 and 1993 report years by an aggregate of $4.9 million, or $0.27 per diluted share, in the first quarter of 1999. In the first quarter of 1998, the Company reduced its unpaid loss and LAE reserves for prior report years by an aggregate of $3.0 million, or $0.16 per diluted share. There can be no assurance that reserve adequacy reevaluations will produce similar reserve reductions and net income increases in future quarters.

Policy acquisition costs increased by $0.6 million, or 6%, to $11.2 million for the quarter ended March 31, 1999 from $10.6 million for the quarter ended March 31, 1998. The Company's ratio of policy acquisition costs to net premiums earned was 17.8% in both quarters.

General and administrative ("G&A") expenses increased $1.8 million, or 25%, to $9.2 million in the first quarter of 1999 from $7.4 million in the first quarter of 1998, due largely to increased compensation, benefit and related overhead costs associated with staffing increases to support future growth in premium volume. The ratio of G&A costs to premiums earned increased from 12.3% in the first quarter of 1998 to 14.7% in the first quarter of 1999.

First quarter 1999 expenses also include $2.6 million in non-recurring investment banker, legal and other expenses related to the Company's pending merger transaction with Chubb.

The GAAP combined ratio, excluding the non-recurring charges, increased slightly to 97.5% in the first quarter of 1999 from 97.2% in the first quarter of 1998. The increase of 0.3 percentage points was attributable to the increase in the G&A ratio, partially offset by a decrease in the loss ratio as discussed above. A combined ratio below 100% indicates profitable underwriting prior to the consideration of investment income, capital gains and interest expense. A company with a combined ratio exceeding 100% can still be profitable in that period due to such factors as investment income and capital gains realized during that period.

Interest expense of $1.4 million for the first quarter of 1999 and 1998 was attributable principally to the Company's outstanding senior notes payable. Minority interest in the Trust of $2.7 million for the first quarter of 1999 and 1998 is attributable to distributions payable on the securities of the Trust.

Income tax expense decreased $0.8 million, or 27%, from $3.1 million in the first quarter of 1998 to $2.3 million in the first quarter of 1999. The Company's effective tax rate decreased from 21.5% to 17.0% for the same periods, principally due to an increase in tax-exempt investment income. Tax exempt securities comprised 58% of the Company's fixed income portfolio as of March 31, 1999 as compared to 51% as of March 31, 1998.


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

Cash flows from operating activities were $11.6 million for the quarter ended March 31, 1999 and $16.9 million for the quarter ended March 31, 1998. The decrease in operating cash flows resulted from higher direct paid losses and the outflow of ceded premiums during the quarter associated with the restructuring of certain reinsurance treaties. Rising loss payments are expected of a maturing professional liability underwriter. In addition, the Company is writing more high frequency, low severity lines of business in which losses are generally paid in shorter durations than in the Company's traditional lines of business.

The Company believes that it has sufficient liquidity to meet its anticipated insurance obligations as well as its operating and capital expenditure needs. The Company's investment strategy emphasizes quality, liquidity and diversification. With respect to liquidity, the Company considers liability durations, specifically loss reserves, when determining investment maturities. Average investment duration of the fixed maturity portfolio at March 31, 1999 and December 31, 1998 was 5.2 years, as compared to an expected loss reserve duration of 5.0 to 5.5 years. The Company's short-term investment pool was $65.6 million (5.3% of the total investment portfolio) at March 31, 1999 and $34.3 million (2.7%) at December 31, 1998. The short-term investment pool increased in order to fund reinsurance premiums and expected near-term operating cash outflow needs.

The Company's entire investment portfolio is classified as available for sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and is reported at fair value, with the resulting unrealized gains or losses included as a separate component of stockholders' equity until realized. The market value of the portfolio at March 31, 1999 and December 31, 1998 was 105% of amortized cost. At March 31, 1999 and December 31, 1998, stockholders' equity was increased by $16.8 million and $21.9 million, respectively, to record the Company's fixed maturity investment portfolio at fair value. At March 31, 1999, the Company owned no derivative instruments, except for $136.3 million (fair value) invested in mortgage and asset backed securities.

On February 12, 1999, the Company declared its first quarter dividend on the Company's Common Stock of $.02 per share, which was paid on March 31, 1999 to stockholders of record as of March 15, 1999. Such dividends totaled $0.2 million.

THE YEAR 2000 ("Y2K")

The Y2K problem is a worldwide issue facing virtually every organization that employs technology to achieve its goals, including the Company. The Y2K problem stems from the use of a two-digit code representing the year in computer-based systems, which could cause some computers to fail or malfunction after December 31, 1999. The Company's insurance policies contain date sensitive data, such as expiration dates, and internal systems rely on such date fields. Further, the Company's philosophy has long emphasized the use of technology, so it may be more heavily reliant upon computer systems than some other similarly situated insurance companies. If the Company's principal computer systems were not made Y2K compliant, its business operations, including policy issuance, premium billing and collections, claims handling, investment and accounting functions, could be materially adversely affected, with negative financial consequences and damage to the Company's reputation.

   Internal: Management has taken steps to address Y2K as it affects the Company's own business systems. In addition to assigning senior Information Services staff resources exclusively to this project, the Company has formed a Y2K Project Office, which includes the Chairman of the Board of Directors as well as representatives from all principal operations areas. Early in 1998, the Project Office began monitoring the Company's Y2K compliance project, a five-phase program incorporating assessment, remediation, testing, business partner compliance and corporate acceptance. Later in 1998, the Company retained an independent consultant, which advised and made recommendations as to the adequacy of planned testing protocols and test schedules. The Company has completed the assessment, remediation and testing phases of all mission-critical applications. It is on-schedule to complete the remaining testing, and currently plans to conduct a so-called "end to end" test of all information systems by late second quarter or early third quarter 1999. Additionally, third-party business partners that have material vendor or customer relationships with the Company have been identified, and each is being contacted to determine its Y2K readiness. In particular, there are several insurance brokerage firms that produce a significant share of the Company's insurance business. An inability on the part of any such firm to process insurance applications due to a failure of their computer systems could materially affect the Company's financial results for the period in which such failure occurred. The Company's Y2K readiness project calls for contingency planning to identify actions to be taken should the Company's or its business partners' readiness efforts fail. Such plans will be formalized during the third quarter of 1999.

Operating results in the first quarter of 1999 included some expense (less than $0.2 million) directly or indirectly related to Y2K readiness. Based on the progress of the Company's Y2K project to date, it is not currently anticipated that there will be a material impact on operating expense related to Y2K during 1999, nor will the completion of Y2K efforts result in a meaningful reduction in expense levels in 1999 or future years.

   External: Because a significant portion of the Company's business is insuring executives of business organizations that rely on computer technology, business interruptions and other problems related to mismanagement of the Y2K issue could also affect the Company's claims experience in future years. In July 1998, a national rating agency revised its outlook on the rating of the Company's senior debt from "stable" to "negative," premised upon the agency's analysis of the D&O insurance industry's exposure to the Y2K issue. Such negative ratings outlook has since been removed in light of the announced acquisition by Chubb. The Company acknowledges that Y2K entails a significant risk to the entities it insures. Y2K litigation is likely to cause some negative development in the Company's loss experience. Due to the general uncertainty inherent in the Y2K problem, however, the Company is unable to determine at this time whether such losses will have a material impact on the Company's results of operations or financial condition. The Company believes that its Y2K specific underwriting techniques, together with conservative reinsurance practices and loss reserving, should mitigate the impact of the Y2K problem.


PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

a) RETIREMENT AGREEMENT

On May 7, 1999, Executive Risk entered into an agreement with its Chairman, Robert H. Kullas, which provides that Mr. Kullas will resign as an officer and director of Executive Risk and its subsidiaries as of the day after the closing date of the merger. Under this agreement, Mr. Kullas will be entitled to continuation of his base salary from the time of his resignation through December 31, 1999, subject to a minimum aggregate amount of $122,000 for this period. Mr. Kullas will not, however, be eligible to participate in the Executive Risk Severance Pay Plan. The agreement provides that Mr. Kullas' resignation shall be treated as a retirement for purposes of Executive Risk's stock based and incentive compensation plans, the principal effects of which are that Mr. Kullas will have three years, rather than three months, following resignation in which to exercise his stock options and Mr. Kullas will be entitled to receive incentive compensation with respect to Executive Risk's performance during 1999 and prior years in the event that other participants in the Executive Risk Incentive Compensation Plan receive incentive compensation for such periods. The agreement also contains a restriction on Mr. Kullas' ability to compete with Executive Risk, Chubb and their affiliates through December 31, 2000 and other customary provisions.

b) OTHER AGREEMENT

On May 7, 1999, Executive Risk entered into an agreement with Robert V. Deutsch, its Executive Vice President, Treasurer, Chief Financial Officer and Chief Actuary, which provides that in the event Mr. Deutsch's employment with Executive Risk should terminate following the merger, other than as a result of his death or disability, Mr. Deutsch's termination would be treated as a retirement for purposes of Executive Risk's stock based and incentive compensation plans. The principal effect of this agreement is that Mr. Deutsch would have three years, rather than three months, following termination of employment in which to exercise his stock options (or if, as a matter of policy, Chubb determines that other persons who are employees of Executive Risk on the closing date of the merger shall be allowed a period of time longer than three years after termination of employment in which to exercise stock options, Mr. Deutsch would have the same longer period of time, measured from his termination date, in which to exercise his stock options). In addition, under the agreement, Mr. Deutsch would be entitled to receive incentive compensation with respect to Executive Risk's performance during 1999 and prior years in the event that other participants in the Executive Risk Incentive Compensation Plan receive incentive compensation for such periods.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBIT INDEX

  Exhibit No.                                 Description
  -----------                                 -----------

       10.1                  Retirement Agreement, dated May 7, 1999, between
                             Executive Risk Inc. and Robert H. Kullas.
       10.2                  Other Agreement, dated May 7, 1999, between
                             Executive Risk Inc. and Robert V. Deutsch.
       15.1                  Independent Accountant's Acknowledgment Letter
        27                   Financial Data Schedule


b) REPORTS ON FORM 8-K

On February 9, 1999, the Registrant filed a current report on Form 8-K, disclosing its Agreement and Plan of Merger, dated as of February 6, 1999, with The Chubb Corporation and its wholly-owned subsidiary, Excalibur Acquisition, Inc.

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


  SIGNATURE                                        TITLE                                       DATE
  ---------                                        -----                                       ----
/s/ Robert H. Kulias                  Chairman and Director                                  May  12, 1999
--------------------
   Robert H. Kullas





/s/ Robert V. Deutsch                 Executive Vice President, Chief Financial Officer,     May 12, 1999
---------------------                 Chief Actuary, Treasurer, Assistant Secretary and
   Robert V. Deutsch                  Director
                                      (Principal Financial and Accounting Officer)