Form 10-K/A
period 1998-12-31
EXECUTIVE RISK INC /DE/
filed 1999-05-28
CIK 914069

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 --------------

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from
                                                                           -----
     to         .
        --------

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

                           --------------------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of Class                   Name of Exchange on which registered
 COMMON STOCK, $.01 PAR VALUE                  NEW YORK STOCK EXCHANGE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                      ---     ---

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

The undersigned registrant hereby amends its Form 10-K, filed with the Securities Exchange Commission for the year ended December 31, 1998 to amend and restate in its entirety Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and to add Item 13, "Certain Relationships and Related Transactions."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto.

         GENERAL

Management's discussion and analysis of financial condition and results of operations compares certain financial results for the year ended December 31, 1998 with the corresponding periods for 1997 and 1996. The results of the Company include the consolidated results of ERMA, Executive Re and Executive Re's insurance subsidiaries, ERII, ERSIC, ERNV, Quadrant and Executive Risk (Bermuda) Ltd., a Bermuda insurance company owned by Executive Re. In addition, the Company's results include Executive Risk Capital Trust (the "Trust"), a Delaware statutory business trust, Sullivan Kelly Inc., a California corporation formed in September 1997 to acquire the assets of Sullivan, Kelly & Associates, Inc., Insurance Brokers, a California underwriting agency and insurance broker, and a 50% interest in UAP Executive Partners ("UPEX"), a French underwriting agency which was a joint venture between the Company and Union des Assurances de Paris - Incendie Accidents, a subsidiary of AXA-UAP Group. The joint venture agreement between the Company and UAP was terminated on December 31, 1997. In conjunction with such termination, the Company transferred its 50% interest in UPEX to AXA-UAP Group and in exchange received a cash payment in the amount of $1.1 million. The Company also received $0.7 million from

AXA-UAP Group in exchange for the Company agreeing not to compete for a period of one year with AXA-UAP Group on certain policies underwritten by UPEX and in force on December 31, 1997. No realized gain or loss resulted from this termination. The Company does not believe that the termination of the UPEX joint venture agreement, including the non-compete agreement, will have a material adverse impact on the Company's business or financial condition. In the third quarter of 1998, the Company announced the closing of the Sullivan Kelly brokerage operation and the Paris France office of ERNV. In connection with these closings, $5.8 million of charges were recorded.

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

The Company's financial position and results of operations are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on the Company. Also, reevaluations of the Company's loss reserves could result in an increase or decrease in reserves and a corresponding adjustment to earnings. Additionally, the insurance industry is highly competitive. The Company competes with domestic and foreign insurers and reinsurers, some of which have greater financial, marketing and management resources than the Company, and it may compete with new market entrants in the future. Competition is based on many factors, including the perceived market strength of the insurer, pricing and other terms and conditions, services provided, the speed of claims payment, the reputation and experience of the insurer, and ratings assigned by independent rating organizations (including A.M. Best Company, Inc. and Standard & Poor's. ERII, ERSIC, Quadrant and ERNV's current rating from A.M. Best is "A (Excellent)", and their current financial strength rating from S&P is "A+". These ratings are based upon factors of concern to policyholders, including financial condition and solvency, and are not directed to the protection of investors.

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

         MANY OF EXECUTIVE RISK'S UNDERWRITTEN CLASSES OF BUSINESS ARE CHARACTERIZED BY LOW FREQUENCY OF CLAIMS BUT VERY HIGH SEVERITY, SUCH AS ERRORS AND OMISSIONS COVERAGE FOR LARGE LAW FIRMS AND PUBLIC COMPANY DIRECTORS AND OFFICERS LIABILITY. THESE ARE VOLATILE CLASSES OF BUSINESS AND ARE THEREFORE DIFFICULT TO EVALUATE FROM A LOSS RESERVE PERSPECTIVE. OFTEN, COVERAGE IS EXCESS OF OTHER INSURANCE COMPANIES' POLICIES, WHICH LENGTHENS THE REPORTING PERIOD AND FURTHER INCREASES LOSS VARIABILITY AND UNCERTAINTY. CLAIMS ON THIS BUSINESS OFTEN INVOLVE LITIGATION AND COURT DECISIONS REGARDING THE UNDERLYING MERITS OF THE CLAIM. BECAUSE OF THE LONG-TAIL NATURE OF EXECUTIVE RISK'S BUSINESS, IT IS NOT UNUSUAL FOR CLAIMS TO DEVELOP MANY YEARS AFTER THE POLICIES HAVE BEEN WRITTEN.

         DUE TO THE VOLATILITY OF THE BUSINESS THAT MAKES THE EVALUATION OF LOSS RESERVES DIFFICULT, EXECUTIVE RISK'S PRACTICE HAS BEEN TO USE ESTIMATES IN ESTABLISHING LOSS RESERVES THAT IT BELIEVES WOULD ENSURE THAT ADEQUATE

PROVISION FOR ALL LOSSES INCURRED IS MADE IN THE FINANCIAL STATEMENTS. LOSS RESERVES ARE ESTIMATED USING ACTUARIAL PROJECTIONS OF THE COST OF THE ULTIMATE SETTLEMENT OF CLAIMS, BASED UPON A LARGE NUMBER OF FACTORS INCLUDING ACTUAL LOSS FREQUENCY AND SEVERITY, RATE LEVELS, INFLATION AND LOSS COST TRENDS IMPLICIT IN THE UNDERLYING DATA, EXPECTED LOSS EXPOSURES AND AN EVALUATION OF THE CURRENT RISK ENVIRONMENT, INCLUDING PREVAILING ECONOMIC, LEGAL AND SOCIAL CONDITIONS. AS NEW INFORMATION BECOMES AVAILABLE, INCLUDING ACTUAL CLAIM SETTLEMENTS, EXECUTIVE RISK ADJUSTS ITS LOSS RESERVES AND REFLECTS THE CHANGES IN THE CURRENT PERIOD.

         IN RECENT YEARS, EXECUTIVE RISK HAS REDUCED ITS LOSS RESERVE ESTIMATE FOR PRIOR PERIODS BASED UPON FAVORABLE LOSS EXPERIENCE SINCE THE INITIAL LOSS RESERVES WERE ESTABLISHED. THESE REDUCTIONS IN LOSS RESERVES WERE A COMBINATION OF CASE RESERVES RELEASED UPON FINAL SETTLEMENT OF INDIVIDUAL CLAIMS AND A REDUCTION OF RESERVES FOR LOSSES AND LOSS EXPENSE INCURRED BUT NOT REPORTED ("IBNR"), AS KNOWN CLAIMS IN A PARTICULAR ACCIDENT YEAR WERE CLOSED. THERE IS NO ASSURANCE THAT LOSS EXPERIENCE IN THE FUTURE WILL RESULT IN SIMILAR FAVORABLE DEVELOPMENT.

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

External: Because a significant portion of the Company's business is insuring executives of business organizations that rely on computer technology, business interruptions and other problems related to mismanagement of the Y2K issue could also affect the Company's claims experience in future years. In July 1998, a national rating agency revised its outlook on the rating of the Company's senior debt from "stable" to "negative," premised upon the agency's analysis of the D&O insurance industry's exposure to the Y2K issue. (Such negative ratings outlook has since been removed in light of the announced transaction with Chubb.) The Company acknowledges that Y2K entails a significant risk to the entities it insures. Y2K litigation is likely to cause some negative development in the Company's loss experience. Due to the general uncertainty inherent in the Y2K problem, however, the Company is unable to determine at this time whether such losses will have a material impact on the Company's results of operations or financial condition. THE COMPANY BELIEVES THAT ITS Y2K SPECIFIC UNDERWRITING TECHNIQUES, TOGETHER WITH CONSERVATIVE REINSURANCE PRACTICES, SHOULD MITIGATE THE IMPACT OF THE Y2K PROBLEM.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ON DECEMBER 21, 1998, A SUBSIDIARY OF THE COMPANY INVESTED $2.85 MILLION IN THE SECURED INDEBTEDNESS OF A LIMITED PARTNERSHIP THAT OWNS AND IS DEVELOPING A COMMERCIAL OFFICE BUILDING IN WESTON, FLORIDA. MR. PATRICK A. GERSCHEL, A DIRECTOR OF THE COMPANY, OWNS ALL OF THE STOCK OF THE GENERAL PARTNER, AND IS A LIMITED PARTNER, IN THIS LIMITED PARTNERSHIP. THE COMPANY BELIEVES THE TERMS OF THE INVESTMENT ARE NO LESS FAVORABLE THAN COULD BE OBTAINED FROM AN UNAFFILIATED PARTY.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             EXECUTIVE RISK INC.
                                                 (Registrant)

Principal Financial and
Accounting Officer

Robert V. Deutsch            Executive Vice President              May 28, 1999
-------------------          and Chief Financial Officer
(Robert V. Deutsch)